Form 10-K
period 1996-03-30
XETEL CORP
filed 1996-06-14
CIK 1003932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)
- ----------
   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED MARCH 30, 1996,

                                      OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                       Commission File Number: 0-27482

                            ---------------------

                              XETEL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       74-2310781
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)

                             2525 BROCKTON DRIVE
                             AUSTIN, TEXAS 78758
         (Address of principal executive offices, including zip code)

                                (512) 435-1000
             (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                  Common Stock, $0.0001 Par Value Per Share

                            ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K / /.

At June 5, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,425,856. At June 5, 1996, there were 8,547,943 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN INFORMATION IS INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE TO THE PROXY STATEMENT FOR THE REGISTRANT'S 1996 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THE FORM 10-K.

================================================================================

PART I

ITEM 1.  BUSINESS

THE COMPANY

XeTel Corporation ("XeTel" or the "Company") provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers ("OEMs") primarily in the telecommunications, networking and computer industries. The Company's design and prototype services support customers in the product development phase and assist in their efforts to reduce time to market and time to volume, as well as production costs. The Company believes that as a result of providing design and prototype services, it is well positioned to provide value added manufacturing of products through production volumes. In its assembly operations, the Company employs advanced surface mount technologies and manufacturing processes, and has developed capabilities in next-stage technologies such as ball grid array ("BGA"). XeTel incorporates its design and prototype services and assembly capabilities, together with materials management, advanced testing and systems integration services, to provide turnkey solutions for its customers. The Company believes that its turnkey operations provide its customers with quick turnaround, greater production flexibility and shorter delivery cycles. The Company's principal OEM customers include Aspect Telecommunications, Dell Computer, Ericsson, Motorola, Optical Data Systems, Primary Access Corporation, a subsidiary of 3Com Corporation ("3Com/Primary Access"), VTEL and Westinghouse Electric.

XeTel was incorporated in Texas in 1984 and reincorporated in Delaware in 1995. The Company maintains its principal executive offices at 2525 Brockton Drive, Austin, Texas 78758, and its telephone number is (512) 435-1000.

RISK FACTORS

The following summary of risk factors relevant to an investment in shares of the Company's common stock is derived, in part, from the section captioned "Risk Factors" in the prospectus of the Company dated February 13, 1996 (the "Prospectus"), as filed with the Securities and Exchange Commission (the "Commission") pursuant to the initial registration of shares of common stock under the Securities Act of 1933, as amended (the "Securities Act"). This discussion does not purport to be complete and is subject to, and qualified by, the discussion of risk factors set forth in the Prospectus. A copy of the Prospectus may be inspected without charge at the Commission's principal offices in Washington, D.C. and copies of all or any part thereof may be obtained from such office upon payment of prescribed fees.

Fluctuations in Operating Results. The Company's results of operations have varied significantly and may continue to fluctuate significantly from period to period, including on a quarterly basis. Operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, the volume of orders relative to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers, variations in the mix between consignment and component purchase arrangements with customers, variations in the demand for products in the industries served by the Company and general economic conditions. Operating results can also be significantly influenced by the development and introduction of new products or technologies by the Company's customers, or such customer's competitors, which may materially and adversely affect the demand for the Company's services. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of bookings received during the quarter which can be difficult to forecast. Backlog fluctuations affect the Company's ability to plan production and inventory levels, which could lead to fluctuations in operating results. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers delivery requirements or the rescheduling or cancellation of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future operating results.

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Results of operations in any period should not be considered indicative of the results for any future period, and fluctuations in operating results may result in fluctuations in the price of the Company's common stock. Due to the foregoing factors, among others, the Company's operating results in some future quarters may be below the expectations of stock market analysts and investors. In such event, there could be an immediate and significant adverse effect on the trading price of the common stock.

Concentration of Customers. The Company's customer base is highly concentrated. In aggregate, the Company's three largest customers accounted for approximately 34%, 10% and 7%, respectively, of net sales for its fiscal year ended April 1, 1995 ("fiscal 1995"). For the year ended March 30, 1996 ("fiscal 1996"), the Company's three largest customers accounted for approximately 24%, 18% and 15%, of its net sales. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a small number of customers for the foreseeable future.

Unavailability of Components and Materials. Components and material used by XeTel in producing surface mount assemblies and turnkey solutions are purchased by XeTel from approved suppliers of its customers. Any failure on the part of suppliers to deliver required components to the Company or any failure of such components to meet performance requirements could impair the Company's ability to meet scheduled shipment dates and could delay sales of systems by the Company's customers and thereby adversely affect the Company's business, financial condition and results of operations. The Company has in the past experienced shortages of certain types of electronic components, and currently experiences shortages of certain electronic components that are in short supply generally within the electronics industry. Component shortages or price fluctuations, to the extent not absorbed by the customer under its agreements with the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain components used in a number of the Company's customer programs are obtained from a single source. An interruption or loss of any such component supply could have a material adverse effect on the Company's business, financial condition and results of operations.

Variability of Customer Requirements; Absence of Long-Term Purchase Orders. The level and timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of such factors are outside of the control of the Company. The Company typically does not obtain long-term purchase orders or commitments, but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. Subsequent to the fiscal year ended March 30, 1996, one of the Company's largest customers reduced a significant order with the Company due to a large order which did not materialize for this customer. Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth and Expansion. The Company's design, prototype, assembly and turnkey solutions business has grown rapidly in recent years. This growth has increased the Company's fixed costs and required it to hire additional personnel. Furthermore, the Company plans to establish one or more regional design and prototype centers which will increase the Company's fixed costs and will require additional personnel. A continuing period of rapid growth, including geographic expansions, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to manage its existing resources more efficiently, to continue to invest in its operations, including its financial and management information systems and internal process controls, and to retain, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and its ability to retain key personnel could be materially and adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may from time to time pursue the acquisition of other companies or assets that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention and resources and the assimilation of the operations and personnel of the acquired companies. XeTel is currently negotiating the purchase of another company which is expected to occur in the second quarter of the fiscal year ending March 29, 1997 ("fiscal 1997"). No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company's business, financial condition and results of operations or that any such acquisition will enhance the Company's business.

INDUSTRY OVERVIEW

The electronics manufacturing services market emerged over 20 years ago as a result of the need by OEMs to utilize additional manufacturing sources for excess production capacity when in-house capacity was insufficient to meet product demand. Small, local manufacturers were often used by OEMs for temporary and unpredictable capacity overruns and for specialty work, when required. As a result of the capital intensive requirements of the manufacturing process, in addition to the demand for more complex and sophisticated technologies, outsourcing by OEMs has continued to gain acceptance. Today, many OEMs consider the electronics manufacturing services industry an integral part of their business and manufacturing strategy and have established long-term relationships with electronics manufacturers. As a result, the electronics manufacturing services industry has experienced significant growth. The Institute for Interconnecting and Packaging Electronic Circuits ("IPC") estimates the market for providing electronics manufacturing services was $11.4 billion in 1995, $7.2 billion or 63% of which was attributable to the approximately 25 companies in the industry that achieved net sales in 1995 of over $100 million. According to IPC, sales for companies in the electronics manufacturing services industry have grown since 1984, and will continue to grow through 2000, at an average rate of 20% per year.

The Company believes that there are four principal factors supporting the trend by OEMs in the electronics industry to establish continuing relationships with independent manufacturers for design, engineering and volume production of sophisticated electronics products. First, the demand for more complex electronics products has increased significantly due to the continued development of more advanced telecommunications, networking and computer systems and other devices for rapidly growing markets. The manufacture of these products requires increasingly advanced engineering and manufacturing expertise and substantial capital investment. By using independent manufacturers, OEMs can reduce their overall capital equipment requirements while maintaining access to advanced manufacturing facilities. Second, due to intense competitive pressures and shorter life cycles for products in the electronics industry, OEMs are required to reduce the time needed to both introduce new products to market and manufacture such products in volume. OEMs can reduce product time to market and time to volume by using the specialization and flexibility afforded by an independent manufacturer's design, prototype and manufacturing expertise. Third, as OEMs experience greater levels of competition, many OEMs seek to focus their resources on their core competencies in technology and product development and marketing. By offering comprehensive electronics assembly and turnkey manufacturing services, independent manufacturers enable OEMs to concentrate their efforts on such activities. Finally, OEMs in the electronics industry are faced with increased difficulties in reducing overhead while planning, procuring and managing their inventories efficiently due to frequent design changes, short product life cycles, large investments in electronics components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce product costs by using an independent manufacturer's volume procurement, materials management and manufacturing capabilities.

In response to the intense competition in the electronics manufacturing services industry, an increasing number of independent manufacturers have expanded the range of their value added services to serve as a single source provider of a comprehensive set of services, or turnkey solutions, for their customers. For example, by developing design and prototype expertise, an independent manufacturer can assist an OEM customer in the critical preproduction planning phase of product development, and follow on with traditional volume production services. The expansion in the types of value added services offered by independent electronics manufacturers has enabled OEMs to streamline their production processes by utilizing fewer independent service providers to meet their production needs. As a result, the establishment of mutually beneficial strategic relationships between OEMs and independent manufacturers are increasingly becoming an important competitive factor for both OEMs and independent manufacturers within their respective industries.

In addition, rapid advances in technology have further supported the trend by OEMs to utilize independent electronics manufacturers. OEMs in the advanced electronics industries continue to devote considerable resources to the development of new technologies to incorporate into their products. Due to their reduced size and higher performance standards, these products require state-of-the-art assembly, manufacturing and process technologies to achieve targeted levels of performance. OEMs are increasingly utilizing independent electronics manufacturers that have demonstrated capabilities in these developing technologies.

XETEL STRATEGY

The Company's objective is to establish and expand long-term relationships with OEMs of advanced electronics products primarily in the telecommunications, networking and computer industries by providing a wide range of sophisticated design and manufacturing services. In order to attain this goal and assist customers in continually improving time to market and time to volume production, the Company's strategy includes the following elements:

Implement Advanced Manufacturing Process Technologies. To meet anticipated long-term market demands, the Company has invested and intends to continue to invest in advanced manufacturing process technologies. The Company expects that it will continue to work closely with its customers to identify and implement the next-stage process technologies needed for the design and manufacture of complex new products. The Company will continue to expand its capabilities in leading surface mount technologies such as fine pitch surface mount and intends to further develop its capabilities in BGA. Moreover, the Company plans to devote additional resources to the development of capabilities in chip-on-board ("COB") process technologies.

Develop Design and Prototype Centers in Targeted Geographic Areas. XeTel has expanded the range of its value added services by establishing a custom engineering services organization in Austin, Texas to focus on design, prototype and preproduction services. By offering these services, the Company believes that it is well positioned with its customers to provide value added manufacturing of their products through production volumes. The Company plans to establish similar design and prototype centers in geographic areas which have a high current customer concentration, or in certain select geographic markets where design and prototype capabilities will help establish relationships with targeted customers. This expansion may be implemented by acquisitions of existing design companies or the commencement of new operations in these areas. XeTel is currently negotiating the purchase of another company which is expected to occur in the second quarter of fiscal 1997. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company's business, financial condition and results of operations or that any such acquisition will enhance the Company's business.

Expand State-of-the-Art Manufacturing Capacity. The Company intends to increase its manufacturing throughput capacity by investing in advanced test, surface mount ("SMT") and other equipment and by leasing additional space to support its needs for additional capacity. The Company has recently expanded its manufacturing facility in Austin by occupying an additional 25,000 square feet. The Company expects to continue to expand its manufacturing facilities with state-of-the-art equipment and retain additional personnel to increase its production capacity and enhance its customer service.

Continue to Improve Production and Business Processes. The Company continually seeks to improve production quality and reduce cycle time. The Company combines materials management and continuous flow manufacturing with sophisticated computer-aided design and manufacturing capabilities to shorten the time from receipt of customers' electronic design data to manufacturing. The Company will continue to coordinate its design, prototype, manufacturing and support operations to provide customers with quick turnaround, greater production flexibility and shorter delivery cycles. In addition, the Company seeks to refine its computer integrated manufacturing processes, including management resources planning ("MRP II"), materials procurement and order fulfillment. The Company's quality management system received ISO 9002 certification in 1995.

Expand Services to Targeted Customers. The Company targets customers with which it can establish long-term, primary or sole source relationships and endeavors to provide such customers with turnkey solutions for existing and new products. The Company intends to expand the range of services that it provides by developing expertise in areas complementary to the Company's existing capabilities and identify additional market opportunities where its capabilities can improve customer time to market, time to volume, product yields and utilization.

MANUFACTURING CAPABILITIES AND SERVICES

XeTel seeks to establish strategic relationships with its customers primarily in the telecommunications, networking and computer industries by providing advanced manufacturing process technologies and high quality, responsive and flexible manufacturing services. Such technologies and services include the following:

Design and Prototype Services. As XeTel's customers experience greater competition and shorter product life cycles in their respective industries, XeTel has responded by expanding its design, prototype and preproduction services. The Company's engineers work closely with customers to design products that will meet customers' specifications for functionality and reliability, while providing optimal manufacturability under planned production requirements. By applying its computer-aided design and manufacturing capabilities and quick turnaround techniques in manufacturing and surface mount assembly to the design and prototype of a customer's product, the Company's engineering team assists the customer in improving the manufacturability and performance reliability of the product and thereby reducing production time and costs. Following completion of the design and engineering of a product, the Company can, as requested by the customer, manufacture prototypes or preproduction versions of the product. The Company believes that as a result of its involvement in the design and prototype of a customer's product, it is well positioned to provide value added manufacturing of the product through production volumes.

Surface Mount Assembly Services. XeTel has made a substantial investment in specialized equipment which includes 14 SMT machines, GenRad and Realm testers and nitrogen atmosphere reflow soldering machines. In addition, the Company employs advanced manufacturing processes, including sophisticated surface mount technologies. SMT has generally replaced pin-through-hole technology as the preferred method for printed circuit board assemblies. Using SMT, the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes, thereby accommodating a substantially greater component density than can be achieved with pin-through-hole technology. This permits a reduction in the size of the printed circuit board which, in turn, enhances the performance of the product and can reduce the costs of materials. Advanced surface mount technologies, which include double-sided component attachment and fine pitch SMT component placement, have further increased the component density and reduced the printed circuit board size. Double-sided component attachment consists of SMT components placed on both sides of the printed circuit board, and fine pitch SMT involves placing components with tightly spaced leads, typically less than 30 mil lead-to-lead spacing. Currently, the most common fine pitch surface mount device is a quad flat pack ("QFP"), which is a device with tightly spaced leads around the periphery. Substantially all of the printed circuit boards assembled by the Company utilize SMT, and an increasing percentage employ fine pitch SMT and double-sided SMT attachment. In addition, XeTel continues to devote resources to develop new process technologies to support customer requirements.

XeTel has recently developed BGA placement capabilities and anticipates that, if customers proceed with planned utilization of BGA, it will manufacture BGA printed circuit board assemblies in volume in fiscal 1997. A BGA component has leads arrayed on the underside of the component which supports higher speed devices and results in better assembly yields than fine pitch surface mount placement. XeTel is currently directing additional resources into the development of COB technology and has produced engineering samples utilizing this technology. Two methods of COB technology exist: direct chip attachment ("DCA") and wirebonding. Specifically, DCA (commonly known as "flip-chip") involves placing the chip (or integrated circuit) with the leads facing down so that the electrical interconnects are in direct contact with the printed circuit board. In comparison, wirebonding involves sequentially bonding wires from the chip leads to the printed circuit board.

Turnkey Solutions. To meet the diverse requirements and specifications of its customers, the Company has broadened the range of its electronics manufacturing services to provide turnkey solutions. The Company's turnkey solutions generally consist of product design and prototype, component procurement, utilization of the components to manufacture printed circuit board assemblies, testing, systems integration services, and distribution to the OEM or directly to its customers. The Company's testing services include test development, board-level in-circuit testing and functional and environmental stress screening of both board-level and system-level products.

Advanced Manufacturing Processes. XeTel has applied statistical process control ("SPC") and design of experiment ("DOE") techniques in order to control its critical process parameters. Additionally, the Company's total quality management ("TQM") approach supports continuous improvement in key processes such as cycle time reduction. To improve production efficiencies, a variety of computer-aided manufacturing methods have been implemented. For example, the Company has implemented an innovative automated system to reduce the set-up time and improve the quality of loading components on its SMT placement machines, and has also internally developed a data collection system which utilizes touchscreen technology to gather data to maintain process controls and provide quality feedback. The quality management system employed at the Company's facility in Austin is ISO 9002 certified.

Materials Management. XeTel's materials management organization focuses on supply and inventory management. The Company's services include planning, purchasing and warehousing of electronic components. XeTel's materials management system combines traditional approaches such as MRP II with responsive procurement strategies, including just-in-time inventory management techniques and dock-to-stock shipments from qualified suppliers. XeTel actively manages its materials pipeline and supplier base to enable the Company's customers to adjust production requirements within established frameworks. The Company maintains more than one supply source wherever possible, however, components for certain major OEM contracts are only obtainable from a single source. The Company's computer integrated information systems facilitate the tracking of components and materials from forecast to delivery, thus enabling the Company to efficiently procure components and materials, determine inventory levels by customer and monitor the flow of parts through each major step of the production process. The Company provides its customers with flexible inventory arrangements, including in certain circumstances the acceptance of components on a consignment basis, or the purchase of components in advance of lengthy manufacturing programs. An interruption or loss of any such component supply could have a material adverse effect on the Company's business, financial condition and results of operations.

Program Management. Customer responsiveness is a key priority at XeTel. To provide better service to its customers, XeTel has implemented a customer team approach. Each customer team typically consists of a program manager, a customer engineer and a materials planner, resulting in a cohesive group with expertise in the production process. Customer teams interact with customers on a regular basis and work with XeTel's engineering, materials management and manufacturing personnel to enhance responsiveness to customers.

CUSTOMERS AND MARKETING

XeTel has over ten years of experience in the electronics manufacturing services industry. The Company serves a diversified customer base consisting of approximately 100 customers spread over a variety of growing industries, including the telecommunications, networking and computer industries.

Although XeTel serves a large and varied group of customers, a substantial portion of the Company's sales are derived from a small number of customers. Three of the Company's customers, Motorola (certain divisions and groups), Westinghouse and 3Com/Primary Access, accounted for 18%, 15% and 24% of the Company's net sales for fiscal 1996, respectively, and 34%, 3% and 10% of net sales for fiscal 1995, respectively. In addition, the Company's fifteen largest customers (including Motorola, Westinghouse and 3Com/Primary Access) collectively accounted for approximately 83% of the Company's net sales during fiscal 1996. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's customers typically enter into a manufacturing services agreement ("MSA") with XeTel to provide the general terms and conditions applicable to purchase orders delivered to the Company. A MSA is not an authorization for the Company to provide services or ship product, but provides the contractual framework for the future relationship between the parties. Although the terms of MSAs will vary from customer to customer depending on the particular requirements of each customer, the Company's standard MSA provides that (i) the Company will provide price quotations for services to the customer, (ii) if the customer determines to proceed with ordering services based on such price quotations, the customer then will provide a purchase order to the Company and,
(iii) the Company may then accept such purchase order, at which time the Company is authorized to ship product or provide services in accordance with the terms of the purchase order. Upon execution of a MSA, the customer will typically provide the Company with a binding purchase order for required deliveries for a minimum of 90 days, and will further provide a nonbinding forecast of its requirements for an additional 180 to 270 day period, updated monthly. In the event of the modification or cancellation of a purchase order, the customer is generally liable for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such modification or cancellation. MSAs typically are terminable by either party upon 120 days prior written notice to the other for convenience or within 30 days prior written notice to the other for cause. Significant cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company markets its services through its sales and marketing organization consisting of 12 employees, and its customer support and service organization consisting of 26 employees. The Company utilizes 10 independent sales representative organizations located in the major electronics market areas in the United States to develop new customer introductions and generate new orders from existing customers.

COMPETITION

XeTel competes in the electronics manufacturing services industry which is highly fragmented and is characterized by intense competition. The Company competes against numerous domestic independent electronics manufacturers, including ACT Manufacturing, Atlantic Design, AVEX Electronics, Benchmark Electronics, DII Group, IEC Electronics, Lockheed Martin Corporation, SCI Systems, Solectron and numerous regional manufacturers. Certain of these competitors have substantially greater manufacturing, financial and marketing resources than the Company. In addition, the Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. Current and prospective customers continually evaluate the merits of manufacturing products internally and will from time to time offer manufacturing services to third parties in order to utilize excess capacity. During downturns in the electronics industry, OEMs may become more price sensitive.

The Company believes that the principal competitive factors in the electronics manufacturing services industry are quality, service, technology, manufacturing capability, price, reliability, timeliness and regional access. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's business, financial condition or results of operations. The introduction of lower priced competition or significant price reductions by the Company's competitors could result in price reductions that would adversely affect the Company's business, financial condition and results of operations, as could the introduction of new technologies which would render the Company's manufacturing process technology less competitive or obsolete.

BACKLOG

The Company's backlog as of March 30, 1996 was approximately $80.7 million compared to approximately $58.3 million as of April 1, 1995. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Subsequent to the fiscal year ended March 30, 1996, one of the Company's largest customers reduced a significant order with the Company due to a large order which did not materialize for this customer. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial results.

EMPLOYEES

As of March 30, 1996, the Company had 530 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

FACILITIES

XeTel leases a 105,000 square foot facility in Austin, Texas for its executive offices and manufacturing operations. The Company believes that its existing facilities are adequate for its current level of business. The Company anticipates that additional space will be needed to meet increases in customers' requirements and to expand into targeted geographic markets currently not served by the Company.

Since the Company does not currently operate manufacturing facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, theft, government intervention or a natural disaster such as fire, earthquake, or flood could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

In the past, electronics manufacturing services companies have used chlorofluorocarbon ("CFC") cleaners which are believed to contribute to depletion of the ozone layer in the atmosphere. In 1993, the Company eliminated the use of CFC-based chemicals in its manufacturing operations.

The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. The Company believes that its facility currently complies with all applicable regulations regarding environmental protection. The cost to the Company of such compliance to date has not materially affected the Company's business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. The Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the Company's business, financial condition and results of operations.

ACQUISITIONS

XeTel is currently negotiating the purchase of another company which is expected to occur in the second quarter of fiscal 1997. It is expected that the acquisition will further establish and expand long-term relationships with OEMs of advanced electronic products by increasing design and prototype centers in targeted geographic areas.

ITEM 2.  PROPERTIES

XeTel's 105,000 square foot manufacturing and executive facility is located in Austin, Texas. The facility is leased with an expiration of March 31, 2002 which may be extended at the Company's option.

The Company believes that its existing facilities are adequate for its current level of business. The Company anticipates that additional space will be needed to meet increases in customers' requirements and to expand into targeted geographic markets currently not served by the Company.

ITEM 3.  LEGAL PROCEEDINGS

To the Company's knowledge, there are no pending legal proceedings to which it is a party or to which any of its property is subject that are material to the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS

COMMON STOCK INFORMATION

The following table sets forth the quarterly high and low per share sales prices of the Company's common stock for the fourth quarter ended March 30, 1996, as quoted on the NASDAQ Stock Exchange.

Per share trading price range:

                                                            High           Low
                                                            ----           ---
        FISCAL YEAR 1996
        Fourth Quarter                                       10             8

The Company's stock began trading on NASDAQ on February 14, 1996. Therefore, there is no price information for the first three quarters of fiscal 1996 or for all of fiscal 1995.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements, including the notes to financial statements. The information set forth below is not necessarily indicative of results of future operations. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Fiscal Year Ended
                                                      ---------------------------------------------------------------------------
                                                      MARCH 30,        April 1,        April 2,         April 3,        March 31,
                                                        1996             1995            1994             1993            1992
                                                      ---------        --------        --------         --------        --------
Statement of Operations Data:
  Net sales                                           $117,846         $ 64,507        $ 52,451         $ 57,791        $ 46,610
  Cost of sales                                        102,605           58,689          49,801           52,904          41,110
                                                      --------         --------        --------         --------        --------
Gross profit                                            15,241            5,818           2,650            4,887           5,500
Selling, general and administrative expenses             5,875            4,146           4,059            4,110           4,222
                                                      --------         --------        --------         --------        --------
Income (loss) from operations                            9,366            1,672          (1,409)             777           1,278
Interest expense and other, net                            605              411             323              341             335
                                                      --------         --------        --------         --------        --------
Income (loss) before income taxes and extraordinary
  item                                                   8,761            1,261          (1,732)             436             943
Provision (benefit) for income taxes                     3,106              319            (252)             196             358
                                                      --------         --------        --------         --------        --------
Income (loss) before extraordinary item                  5,655              942          (1,480)             240             585
Extraordinary item: utilization of net operating loss
  carryforward                                              --               --              --               --             143
                                                      --------         --------        --------         --------        --------
Net income (loss)                                     $  5,655         $    942        $ (1,480)        $    240        $    728
                                                      ========         ========        ========         ========        ========
Net income (loss) per
  share                                               $   0.76         $   0.14        $  (0.53)        $   0.04        $   0.11
                                                      ========         ========        ========         ========        ========
Weighted average shares outstanding                      7,411            6,646           2,764(1)         6,645           6,618
Balance Sheet Data:
Working capital                                       $ 20,560         $  1,007        $  1,137         $  2,362        $  1,996
Total assets                                            45,156           22,950          15,282           18,735          12,293
Notes payable and current portion of long-term debt         --            7,016           5,612            6,981           3,470
Long-term debt, less current portion                        --               --             379              854              55
Stockholders equity                                     24,922            4,403           3,446            4,926           4,664

- ---------------

(1) Weighted average shares outstanding excludes shares of common stock issuable upon the conversion of the outstanding shares of Series A Preferred Stock because the inclusion of such shares would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth above and elsewhere.

OVERVIEW

XeTel was founded in 1984. In 1986, Rohm U.S.A., Inc., ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company, acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. In a number of cases, such services were rendered during periods in which customers were experiencing fluctuations in demand for their products. During such periods, the Company's net sales and operating results were and are subject to significant fluctuations that often were and are tied to the market demand for its customers' products and their need to utilize independent manufacturers to maintain sufficient product supply to meet such demand. In addition, during these periods, the Company's customer base was concentrated within the computer industry. Due to intense competitive pressures within the computer industry, as well as fluctuations in overall demand and lower production volumes, the Company generally experienced lower gross margins. In an effort to achieve greater stability and higher gross margins, the Company made the strategic decision in 1993 to reduce its dependence on the computer industry and expand its service offerings in order to establish long-term relationships with targeted customers in diversified markets.

The development and growth of the Company's business has generally followed the trend by OEMs in the electronics industry to outsource certain of their manufacturing requirements. Recognizing the benefits offered by using independent manufacturers, OEMs in the electronics industry have increasingly relied on independent manufacturers not only as a source of additional manufacturing capacity during periods of fluctuating demand, but as the primary source for their manufacturing and assembly needs. In addition, the Company has developed competencies in additional areas where it can add value to its customers' requirements, such as design, prototype and systems integration, and has sought to use such competencies to forge long-term relationships as a single source provider of turnkey solutions for its customers. As discussed in Item 1, XeTel is currently negotiating the purchase of another company to further establish and expand its long-term relationships with OEM's of advanced electronic products by increasing design and prototype centers in targeted geographic areas.

With the addition of new management personnel in 1993, including a new President in September 1993, the Company focused certain of its resources to establish capabilities in product design and prototype and to expand and diversify its customer base. The Company has reduced its role as a source of additional capacity for OEMs during periods of fluctuating product demand and has positioned itself to provide a more comprehensive set of services within the electronics manufacturing services industry. This shift in strategic focus, combined with improved materials management processes, a restructuring of the Company's management organization and the establishment of dedicated customer teams, have enabled the Company to offer additional services to support its customers' products throughout their life cycles. As a result of these and other factors, the Company has generally experienced increased shipments, reduced cycle times and improved manufacturing efficiency.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in the Statement of Income. The financial information and the discussion below should be read in conjunction with the financial statements and notes thereto.

                                                                                                  Fiscal Year Ended
                                                                                     --------------------------------------------
                                                                                     MARCH 30,         April 1,          April 2,
                                                                                       1996              1995              1994
                                                                                     ---------         --------          --------
Net Sales                                                                              100.0%            100.0%            100.0%
Cost of Sales                                                                           87.1              91.0              94.9
                                                                                       -----             -----             -----
Gross Profit                                                                            12.9               9.0               5.1
Selling, general and administrative expenses                                             5.0               6.4               7.7
                                                                                       -----             -----             -----
Income (loss) from operations                                                            7.9               2.6              (2.6)
Interest expense and other, net                                                          0.5               0.6               0.7
                                                                                       -----             -----             -----
Income (loss) before income taxes                                                        7.4               2.0              (3.3)
Provision (benefit) for income taxes                                                     2.6               0.5               0.5
                                                                                       -----             -----             -----
Net income                                                                               4.8%              1.5%             (2.8)%
                                                                                       =====             =====             =====

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales for fiscal 1996 increased 82.7% to $117.8 million from $64.5 million for fiscal 1995. The increase in net sales was primarily due to increased shipments to the Company's major customers in the telecommunications and networking segments of the electronics market. The Company's sales to its three largest customers for fiscal 1996 represented 24%, 18% and 15%, respectively, of net sales for such year. Sales to the Company's three largest customers for fiscal 1995 represented 34%, 10% and 7%, respectively, of net sales for such year.

Gross profit for fiscal 1996 increased 162.0% to $15.2 million from $5.8 million in fiscal 1995. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) increased to 12.9% for fiscal 1996 from 9.0% for fiscal 1995. The improvement in the Company's gross profit and gross margin was primarily attributable to two factors: (i) increased shipments resulting from a focused strategy on key markets which contributed to a better absorption of fixed costs, and (ii) manufacturing efficiencies resulting from productivity and product yield improvements. The significant increase in net sales contributed to an increase in inventory to $14.7 million at March 30, 1996 from $7.3 million at April 1, 1995. Although there can be no assurance that the Company will maintain its current levels of gross profit and gross margin in the future, management intends to continue to expand the range of services it provides and focus on market opportunities where its capabilities in rendering value added services in a cost effective manner can improve productivity, product yields and utilization.

Selling, general and administrative ("SG&A") expenses for fiscal 1996 increased 41.7% to $5.9 million from $4.1 million in fiscal 1995. SG&A expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses represented 5.0% of net sales for fiscal 1996 as compared to 6.4% for fiscal 1995. The increase in the dollar amount of SG&A expenses was attributable to increased expenses primarily associated with higher net sales. The decrease in SG&A expenses as a percentage of net sales was principally attributable to higher net sales for fiscal 1996.

Interest expense and other, net for fiscal 1996 increased 47.3% to $605,000 from $411,000 for fiscal 1995. This increase was due primarily to increased interest expense associated with the $8.0 million of average debt outstanding during fiscal 1996 as compared to $6.5 million during fiscal 1995. The increased borrowings in 1996 were used primarily to fund the Company's working capital requirements and the purchase of additional capital equipment. All debt was paid off in February 1996 with proceeds from the initial public offering.

The provision for income taxes of $3.1 million and $319,000 reflects an effective tax rate of 35.5% and 25.3% for fiscal 1996 and fiscal 1995, respectively. The lower effective tax rate for the year ended April 1, 1995 was due to the utilization of alternative minimum tax ("AMT") credit carryforwards. There were no remaining AMT credit carryforwards available to be utilized during fiscal 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

Net sales for fiscal 1995 increased 23.0% to $64.5 million from $52.5 million for the fiscal year ended April 2, 1994 (fiscal 1994). The increase in net sales was primarily due to an increase in sales to major OEMs in the telecommunications, networking and computer industries. The Company's sales to its three largest customers in fiscal 1995 represented 34%, 10% and 7%, respectively, of net sales for fiscal 1995. Sales to the Company's three largest customers in fiscal 1994 represented 31%, 10% and 9%, respectively, of net sales for fiscal 1994.

Gross profit for fiscal 1995 increased 119.5% to $5.8 million from $2.7 million for fiscal 1994. Gross margin increased to 9.0% in fiscal 1995 from 5.1% in fiscal 1994. The improvement in the Company's gross margin resulted in part from increased shipments which contributed to a better absorption of fixed costs and enhanced manufacturing efficiencies. In addition, the Company experienced lower gross profits in fiscal 1994 due to a write-off of $1.3 million of inventory in that year. The write-off represented inventory levels of parts and components which management believed were in excess of amounts recoverable under the Company's sales agreements with such customers. Since this time, the Company has modified its inventory management practices to include the identification of parts and components on a per customer basis. Management believes these factors, among others, will reduce the likelihood of such inventory write-offs in the future. However, there can be no assurance that the Company will not from time to time be required to write-off inventories in the future in the event the Company purchases components and materials for use in a customer program in excess of that which the customer agrees to pay for in its agreements with the Company or that are otherwise disputed by the customer.

Selling, general and administrative expenses increased 2.1% to $4.1 million for fiscal 1995 as compared to fiscal 1994. SG&A expenses represented 6.4% of net sales for fiscal 1995 as compared to 7.7% of net sales for fiscal 1994. The decrease in SG&A expenses as a percentage of net sales was primarily the result of higher net sales and the Company's efforts to control expenses.

Interest expense and other, net for fiscal 1995 increased 27.2% to $411,000 from $323,000 for fiscal 1994. This increase reflects a higher average interest rate on the Company's revolving credit line with Rohm which is adjusted for changes in the prime rate of interest of a designated major bank. The increase was partially offset by a decrease in average debt outstanding to $6.5 million during fiscal 1995 from $6.8 million of average debt outstanding during fiscal 1994.

The provision for income taxes for fiscal 1995 was $319,000 compared to an income tax benefit of $252,000 in fiscal 1994. The income tax benefit for fiscal 1994 was generated as a result of a pretax net loss of $1.7 million for the period. The fiscal 1995 provision reflects an effective tax rate of 25.3%. This rate differs from the statutory federal rate of 34% primarily due to the utilization of AMT credit carryforwards and a reduction in the deferred tax asset valuation allowance.

QUARTERLY RESULTS

The following table sets forth certain quarterly financial data for the periods indicated.

                                                                                         Three Months Ended
                                                                   --------------------------------------------------------------
                                                                   MARCH 30,       December 30,      September 30,        July 1,
                                                                     1996              1995              1995              1995
                                                                   ---------       ------------      -------------        -------
                                                                               (in thousands, except per share data)
FISCAL 1996
Statement of Operations Data:
  Net Sales                                                         $34,800          $ 33,416           $28,498           $21,132
  Gross Profit                                                        4,665             4,261             3,642             2,673
  Income from operations                                              2,905             2,704             2,315             1,442
  Net income                                                          1,860             1,601             1,360               834
                                                                    =======           =======           =======           =======
  Net income per share                                              $  0.22          $   0.22           $  0.18           $  0.12
                                                                    =======           =======           =======           =======
  Weighted average shares outstanding                                 7,411             7,337             7,265             6,646
                                                                    =======           =======           =======           =======

                                                                                         Three Months Ended
                                                                   --------------------------------------------------------------
                                                                   APRIL 1,         December 31,       October 1,         July 2,
                                                                     1995               1994              1994             1994
                                                                   --------         ------------       ----------         -------
FISCAL 1995
Statement of Operations Data:
  Net Sales                                                        $ 17,543           $ 15,181          $ 14,676          $17,107
  Gross Profit                                                        1,588              1,191             1,228            1,811
  Income from operations                                                527                198               257              690
  Net income                                                            301                 71               120              450
                                                                    =======            =======           =======          =======
  Net income per share                                             $   0.04           $   0.01          $   0.02          $  0.07
                                                                    =======            =======           =======          =======
  Weighted average shares outstanding                                 6,646              6,646             6,646            6,646
                                                                    =======            =======           =======          =======

LIQUIDITY AND CAPITAL RESOURCES

Since 1986 when Rohm acquired a controlling interest in the Company, XeTel has financed its business through cash generated by operations and a line of credit and other borrowings provided by Rohm. In February 1996, the Company made an initial public offering of its common stock. Net proceeds from the offering were $14.8 million.

Net cash used in operating activities during fiscal 1996 of $1.5 million resulted primarily from an increase in accounts receivable and inventory arising from higher sales levels. Net cash provided by operating activities was $1.9 million and $2.6 million in fiscal 1995 and fiscal 1994, respectively.

During fiscal 1996, additional borrowings were made from Rohm for working capital and capital equipment. The Company used a portion of the net proceeds of its initial public offering, effective February 14, 1996, to repay all amounts outstanding under the revolving line of credit and notes payable to Rohm. Net borrowings from Rohm increased $1.0 million in fiscal 1995 to fund working capital requirements and the purchase of additional capital equipment. As of March 30, 1996 and April 1, 1995, total debt owed to Rohm was $-- million and $7.0 million, respectively.

As of March 30, 1996 and April 1, 1995, the Company's primary source of liquidity consisted of cash and cash equivalents of $5.1 million and $1.3 million, respectively. Working capital was $20.4 million and $1.0 million as of March 30, 1996 and April 1, 1995, respectively, including short-term debt owed to Rohm in the amount of $7.0 million, at April 1, 1995.

Capital expenditures during fiscal 1996, fiscal 1995 and fiscal 1994 were $2.5 million, $2.0 million and $0.7 million, respectively. Management anticipates that capital expenditures in each of its 1997 and 1998 fiscal years will exceed the level of capital expenditures made in fiscal 1996. The Company's expenditures on research and development in fiscal 1996, fiscal 1995 and fiscal 1994 were $174,000, $188,000 and $124,000, respectively.

The Company has obtained a revolving line of credit for $3 million from Rohm and an equipment financing facility for $4 million from a financial services company. The Company is also in the process of negotiating an additional revolving line of credit for $7 million from a commercial bank.

The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires on March 31, 1997. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. The $7 million line of credit that is being negotiated with a commercial bank is expected to bear interest at LIBOR plus 1.25% and/or prime (such rate determined based upon the amounts and period of loans), mature in two years and be secured by certain assets of the Company. It is also expected that this facility will require the payment of commitment fees equal to one-eighth of 1% on the unused balance, and borrowings will be limited based upon certain collateral availability requirements.

The equipment financing facility and the commercial bank line of credit facility contain certain restrictions which, among other things, require maintenance of a minimum level of tangible net worth and various other operating and financial ratios.

The Company believes that its working capital, together with cash generated from operations and the net proceeds received from the offering, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its 1997 fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by item 8 of form 10-K is presented here in the following order:

Report of Independent Accountants......................................................................................   14
Balance Sheet as of March 30, 1996 and April 1, 1995...................................................................   15
Statement of Operations for the fiscal years ended March 30, 1996, April 1, 1995 and April 2, 1994.....................   16
Statement of Changes in Stockholders' Equity for the fiscal years ended March 30, 1996, April 1, 1995 and April 2,
  1994.................................................................................................................   17
Statement of Cash Flows for the fiscal years ended March 30, 1996, April 1, 1995 and April 2, 1994.....................   18
Notes to Financial Statements..........................................................................................   19

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of XeTel Corporation

In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of XeTel Corporation (the "Company") at March 30, 1996 and April 1, 1995 and the results of its operations and its cash flows for each of the three fiscal years ended March 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                              /s/  PRICE WATERHOUSE LLP
                                         ---------------------------------------
                                                  Price Waterhouse LLP

Austin, Texas
April 19, 1996

XETEL CORPORATION

BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

                                                                                                    MARCH 30,         April 1,
                                                                                                      1996              1995
                                                                                                    ---------         --------
Current Assets:
  Cash and cash equivalents                                                                          $ 5,142          $  1,322
  Trade accounts receivable, net of allowance for doubtful accounts of $240,000 and $240,000,
    respectively                                                                                      19,547            10,297
  Inventories                                                                                         14,721             7,308
  Prepaid expenses and other                                                                           1,220               466
                                                                                                     -------           -------
        Total current assets                                                                          40,630            19,393
Property and equipment, net                                                                            4,488             3,519
Land held for investment                                                                                  38                38
                                                                                                     -------           -------
        Total assets                                                                                 $45,156          $ 22,950
                                                                                                     =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                                             $14,601          $ 10,679
  Notes payable and current portion of long-term debt                                                     --             7,016
  Accrued federal income tax                                                                           2,674                --
  Accrued expenses and other liabilities                                                               2,795               691
                                                                                                     -------           -------
        Total current liabilities                                                                     20,070            18,386
Deferred income taxes                                                                                    164               161
Commitments (Note 7)
Stockholders' equity:
  Preferred stock, $0.0001 par value, 4,000,000 shares authorized,  -- and 3,863,996 shares
    issued and outstanding, respectively                                                                  --             3,235
  Common stock, $0.0001 par value, 25,000,000 shares authorized, 8,542,168 and 2,531,247 shares
    issued and outstanding, respectively                                                              19,430             1,276
  Retained earnings (accumulated deficit)                                                              5,547              (108)
  Deferred compensation                                                                                  (55)               --
                                                                                                     -------           -------
        Total stockholders' equity                                                                    24,922             4,403
                                                                                                     =======           =======
        Total liabilities and stockholders' equity                                                   $45,156          $ 22,950
                                                                                                     =======           =======

The accompanying notes are an integral part of these financial statements.

XETEL CORPORATION

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   Fiscal Year Ended
                                                                                      -------------------------------------------
                                                                                      MARCH 30,         April 1,         April 2,
                                                                                        1996              1995             1994
                                                                                      ---------         --------         --------
Net Sales                                                                             $117,846          $ 64,507         $ 52,451
Cost of Sales                                                                          102,605            58,689           49,801
                                                                                      ---------         --------         --------
Gross Profit                                                                            15,241             5,818            2,650
Selling, general and administrative expenses                                             5,875             4,146            4,059
                                                                                      ---------         --------         --------
Income (loss) from operations                                                            9,366             1,672           (1,409)
Interest expense and other, net                                                            605               411              323
                                                                                      ---------         --------         --------
Income (loss) before income taxes                                                        8,761             1,261           (1,732)
Provision (benefit) for income taxes                                                     3,106               319             (252)
                                                                                      ---------         --------         --------
Net income (loss)                                                                     $  5,655          $    942         $ (1,480)
                                                                                      ===========       ========         ========
Net income (loss) per share                                                           $   0.76          $   0.14         $  (0.53)
                                                                                      ===========       ========         ========
Weighted average shares outstanding                                                      7,411             6,646            2,767
                                                                                      ===========       ========         ========

The accompanying notes are an integral part of these financial statements.

XETEL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                        Series A                                                      Retained
                                    Preferred Stock              Common Stock                         Earnings          Total
                                  --------------------       --------------------       Deferred    (Accumulated    Stockholders'
                                  Shares       Amount        Shares       Amount          Comp        Deficit)         Equity
                                  ------       -------       ------       -------       --------    ------------    -------------
Balance, April 3, 1993            3,864        $ 3,235       2,502        $ 1,261         $ --        $    430         $ 4,926
  Net loss                           --             --          --             --           --          (1,480)         (1,480)
                                  -----         ------       -----        -------         ----         -------         -------
Balance, April 2, 1994            3,864          3,235       2,502          1,261           --          (1,050)        $ 3,446
  Stock options exercised            --             --          10             15           --              --              15
  Net income                         --             --          --             --           --             942             942
                                  -----         ------       -----        -------         ----         -------         -------
Balance, April 1, 1995            3,864          3,235       2,512          1,276           --            (108)          4,403
  Stock options exercised                                       53             65           --              --              65
  Deferred compensation              --             --          --             64          (64)             --              --
  Amortization of deferred
    compensation                     --             --          --             --            9              --               9
  Net income                         --             --          --             --           --           5,655           5,655
  Conversion of preferred
    stock                         (3,864)       (3,235)      3,864          3,235           --              --              --
  Issuance of common stock
    under initial public
    offering                         --             --       2,094         14,790           --              --          14,790
                                  -----         ------       -----        -------         ----         -------         -------
Balance, March 30, 1996              --        $    --       8,523        $19,430         $(55)       $  5,547         $24,922
                                  =====         ======       =====        =======         ====         =======         =======

The accompanying notes are an integral part of these financial statements.

XETEL CORPORATION

STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                                         Fiscal Year Ended
                                                                         -------------------------------------------------
                                                                         MARCH 30,            April 1,            April 2,
                                                                           1996                 1995                1994
                                                                         ---------            --------            --------
Cash flows from operating activities:
  Net income (loss)                                                       $ 5,655             $   942             $(1,480)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                           1,453               1,341               1,307
    Deferred income tax benefit                                              (323)                 --                 (82)
    Loss (gain) on disposal of equipment                                       94                  (2)                 --
  Changes in operating assets and liabilities:
    (Increase) decrease in --
      Trade accounts receivable                                            (9,250)             (3,573)               (902)
      Inventories                                                          (7,413)             (2,466)              3,877
      Prepaid expenses and other                                             (428)                 (4)                 62
    Increase (decrease) in --
      Trade accounts payable                                                3,922               6,082                  29
      Accrued expenses and other liabilities                                4,778                (392)               (241)
                                                                         --------             -------             -------
    Cash (used in) provided by operating activities                        (1,512)              1,928               2,570
                                                                         --------             -------             -------
Cash flows from investing activities:
  Proceeds from the sale of equipment                                          --                   2                  --
  Purchases of property and equipment                                      (2,507)             (2,049)               (660)
                                                                         --------             -------             -------
    Cash used in investing activities                                      (2,507)             (2,047)               (660)
                                                                         --------             -------             -------
Cash flows from financing activities:
  Net borrowings (repayments) under debt agreements                        (7,016)              1,025              (1,844)
  Proceeds from stock options exercised                                        65                  15                  --
  Net proceeds from initial public offering                                14,790                  --                  --
                                                                         --------             -------             -------
    Cash provided by (used in) financing activities                         7,839               1,040              (1,844)
                                                                         --------             -------             -------
Increase in cash and cash equivalents                                       3,820                 921                  66
Cash and cash equivalents, beginning of period                              1,322                 401                 335
                                                                         --------             -------             -------
Cash and cash equivalents, end of period                                  $ 5,142             $ 1,322             $   401
                                                                         ========             =======             =======

The accompanying notes are an integral part of these financial statements.

XETEL CORPORATION

NOTES TO FINANCIAL STATEMENTS
NOTE 1  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

As of March 30, 1996, XeTel ("XeTel" or the "Company") was a 51% owned subsidiary of Rohm U.S.A., Inc. ("Rohm"), which is a wholly-owned subsidiary of Rohm Co. Ltd., Japan. XeTel provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers primarily in the telecommunications, networking and computer industries. XeTel incorporates its design and prototype services and assembly capabilities together with materials management, advanced testing and systems integration services, to provide turnkey solutions for its customers. On February 13, 1996, the Company completed an initial public offering of shares of its common stock. The offering and the exercise of the overallotment option by the underwriters generated net cash proceeds of $14.8 million.

CASH EQUIVALENTS

All highly liquid investments purchased with original maturities of three months or less are classified as cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.

REVENUE RECOGNITION

Sales are recognized on the date of shipment to customers. Sales returns are not material.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are provided for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted average number of outstanding common stock and common equivalent shares, which includes preferred stock and stock options, and gives effect to certain adjustments described below. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in conformity with Securities and Exchange Commission ("SEC") requirements, stock options issued during the twelve-month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial offering price of $8.00 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, and notes payable and long-term debt, approximate fair values.

USE OF ESTIMATES

Judgments and estimates by management are required in the preparation of financial statements to conform with generally accepted accounting principles. The estimates and underlying assumptions effect the reported amounts of assets and liabilities, the disclosure of

XETEL CORPORATION
contingencies at the balance sheet date and the reported revenues and expenses for the period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company has not elected early adoption of SFAS No. 123. SFAS No. 123 permits companies to continue to measure compensation expense for stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or measure such expense using the fair value-based method prescribed by SFAS No. 123. The Company has determined that it will continue to use the intrinsic value method and does not believe that the adoption of SFAS No. 123 will have a material effect on the Company's financial position or results of operations.

NOTE 2  INVENTORIES

Inventories consist of the following (in thousands):

                                                                                              MARCH 30,            April 1,
                                                                                                1996                 1995
                                                                                              ---------            --------
    Raw materials                                                                              $11,037              $5,665
    Work in progress                                                                             3,396               1,415
    Finished goods                                                                                 288                 228
                                                                                               -------              ------
                                                                                               $14,721              $7,308
                                                                                               =======              ======

As of March 30, 1996 and April 1, 1995, the Company had allowances for obsolete raw materials (principally printed circuit board components) of $490,000 and $320,000, respectively. Cost of sales for fiscal 1996, 1995 and 1994 include provisions to the allowance for obsolete materials of $318,000, $-- and $1,282,000, respectively.

NOTE 3  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                                                                             MARCH 30,            April 1,
                                                                                               1996                 1995
                                                                                             ---------            --------
    Machinery and equipment                                                                   $11,397             $ 10,301
    Furniture and fixtures                                                                        334                  341
    Leasehold improvements                                                                        405                  432
                                                                                              -------              -------
                                                                                               12,136               11,074
    Less: Accumulated depreciation and amortization                                            (7,648)              (7,555)
                                                                                              -------              -------
                                                                                              $ 4,488             $  3,519
                                                                                              =======              =======

XETEL CORPORATION

NOTE 4  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following (in thousands):

                                                               MARCH 30,   April 1,
                                                                 1996        1995
                                                               ---------   --------
  $6,500,000 revolving line of credit with Rohm which
    was fully utilized as of April 1, 1995, due on demand,
    bearing interest at Rohm's reference rate, secured by
    bank deposit accounts, accounts receivable, inventory
    and certain equipment. This line of credit was
    canceled in February of 1996.                              $    --     $6,637
  Notes payable to Rohm in monthly principal installments
    ranging from $21,000 to $52,000 through August 17, 1997,
    bearing interest ranging from 6.25% to 7.46%, secured by
    certain equipment                                               --        379
                                                               -------     ------
                                                                    --      7,016
  Less: Current portion                                             --      7,016
                                                               -------     ------
  Long-term portion                                            $    --     $   --
                                                               =======     ======

Interest paid totaled $704,000, $425,000 and $367,000 for fiscal 1996, 1995 and 1994, respectively.

On February 21, 1996, The Company used approximately $10.1 million of the net proceeds from its initial public offering to repay all of its outstanding indebtedness to Rohm. In addition, the $6.5 million letter of credit was canceled. This indebtedness had been incurred for working capital purposes, leasehold improvements and capital equipment purchases.

The Company has obtained a revolving line of credit for $3 million from Rohm, and is currently negotiating an equipment financing facility for $4 million from a financial services company and an additional revolving line of credit for $7 million from a commercial bank.

The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires March 31, 1997. The equipment financing facility will provide for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. The $7 million line of credit that is being negotiated with a commercial bank is expected to bear interest at LIBOR plus 1.25% and/or prime (such rate determined based upon the amounts and period of loans), mature in two years and be secured by certain assets of the Company. It is also expected that this facility will require the payment of a commitment fee equal to one-eighth of 1% on the unused balance, and borrowings will be limited based upon certain collateral availability requirements.

The equipment financing facility and the commercial bank line of credit facility contain certain restrictions which, among other things, require maintenance of a minimum level of tangible net worth and various other operating and financial ratios.

NOTE 5  INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                 Fiscal Year Ended
                                    -------------------------------------------
                                    MARCH 30,         April 1,         April 2,
                                      1996              1995             1994
                                    ---------         --------         --------
    Federal
      Current                        $ 3,013            $295            $ (170)
      Deferred                          (280)             --               (82)
    State
      Current                            416              24                --
      Deferred                           (43)             --                --
                                      ------            ----             -----
                                     $ 3,106            $319            $ (252)
                                      ======            ====             =====

XETEL CORPORATION

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) before income taxes result from the following (in thousands):

                                                              Fiscal Year Ended
                                                        -------------------------------
                                                        MARCH 30,   April 1,   April 2,
                                                          1996        1995       1994
                                                        ---------   --------   --------
    Tax at statutory rate                                $ 2,979      $429      $ (589)
    Add (deduct) the effect of -- State income tax           275         8          --
      Alternative minimum tax carryforward                    --       (56)         56
      Change in valuation allowance                         (162)      (52)        214
      Nondeductible expenses and other, net                   14       (10)         67
                                                         -------      ----       -----
                                                         $ 3,106      $319      $ (252)
                                                         =======      ====       =====

The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                        MARCH 30,       April 1,
                                                          1996            1995
                                                        ---------       --------
    Deferred tax assets:
      Reserves                                            $ 160          $  140
      Franchise tax                                         157              13
      Accrued vacation                                       53              61
      Other                                                 117             109
                                                          -----           -----
    Gross current deferred tax asset                        487             323
                                                          -----           -----
    Deferred tax liabilities:
      Depreciation                                         (145)           (142)
      Other                                                 (19)            (19)
                                                          -----           -----
      Gross long-term deferred tax liability               (164)           (161)
                                                          -----           -----
    Valuation allowance                                      --            (162)
                                                          -----           -----
                                                          $ 323          $   --
                                                          =====           =====

Prior to fiscal 1996, the Company placed a valuation allowance against its otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns. During fiscal 1996, management determined that such uncertainties were no longer present and reduced the valuation allowance accordingly.

Income taxes totaling $360,000, $447,000 and $-- were paid for fiscal 1996, 1995 and 1994, respectively.

NOTE 6  CAPITAL STOCK

PREFERRED AND COMMON STOCK

XeTel was incorporated on April 3, 1984 under the laws of the state of Texas. On January 20, 1995, XeTel was reincorporated in Delaware which resulted in a change in the par value of the preferred stock from $0.10 per share to $0.0001 per share, and a change in the par value of the common stock from no par to $0.0001 per share. The reincorporation decreased authorized preferred and common stock from 6,000,000 and 10,000,000 shares to 4,000,000 and 8,000,000 shares, respectively. The Company filed a restatement of its certificate of incorporation in December 1995 which, among other things, increased the authorized shares of common stock to 25 million and provided for automatic conversion of the outstanding shares of Series A Preferred Stock to common stock upon closing of the Company s initial public offering.

As a result of the initial public offering, effective February 13, 1996, all outstanding shares of Series A Preferred Stock were converted, on a one-for-one basis, to common stock.

XETEL CORPORATION

The board of directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company s stockholders. The issuance of the preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

STOCK OPTION PLAN

XeTel's 1992 Stock Option Plan (the "Option Plan") provides for the grant of common stock options to key employees. The exercise price of each option is the fair market value of a share of common stock on the date of grant. The term of each option can be no more than 10 years from the date of grant and expires 90 days after the termination of employment. Each option vests equally over a period of four years from the date of grant. As of March 30, 1996, the Company has reserved 1,750,000 shares of common stock for the Option Plan.

A summary of changes under the Option Plan is as follows:

                                                       SHARES         PRICE($)
                                                      ---------     ------------
    Options outstanding as of April 3, 1993             698,850     1.00 - 1.50
      Granted                                           496,500     1.23
      Canceled                                         (247,550)    1.00 - 1.50
                                                       --------     -----------
    Options outstanding as of April 2, 1994             947,800     1.00 - 1.50
      Granted                                            80,000     1.23
      Exercised                                         (10,450)    1.00 - 1.50
      Canceled                                          (79,100)    1.00 - 1.50
                                                       --------     -----------
    Options outstanding as of April 1, 1995             938,250     1.00 - 1.50
      Granted                                           321,000     1.22 - 6.00
      Exercised                                         (52,675)    1.00 - 1.50
      Canceled                                          (34,575)    1.00 - 1.50
                                                       --------     -----------
    Options outstanding as of March 30, 1996          1,172,000     1.22 - 6.00
                                                       ========     ===========
    Options exercisable as of March 30, 1996            517,250     1.22 - 1.33
                                                       ========     ===========

In connection with options issued in fiscal 1996, the Company is recognizing compensation expense totaling $64,000 over the vesting period.

NOTE 7  LEASE COMMITMENTS

XeTel leases its operating facility and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $779,000, $574,000 and $522,000 during fiscal 1996, 1995 and 1994, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $750,000 in 1997, $749,000 in 1998, $776,000 in 1999, $796,000 in 2000, $805,000 in 2001 and an
aggregate of $824,000 thereafter. As of March 30, 1996, Rohm has guaranteed rental payments of $1,024,000 related to the lease of the Company's operating facility.

XETEL CORPORATION

NOTE 8  SALES TO MAJOR CUSTOMERS

XeTel's sales are concentrated in the electronics industry; however, the customers operate in diverse markets and geographic areas. The following table summarizes the percentage of gross revenues generated by sales to customers that account for more than 10% of sales in fiscal 1996, 1995 and 1994:

                                                   Fiscal Year Ended
                                        ---------------------------------------
                                        MARCH 30,       April 1,       April 2,
                                          1996            1995           1994
                                        ---------       --------       --------
    Customer A                              24%            10%            10%
    Customer B                              18             34             31
    Customer C                              15             --             --

Accounts receivable from customers A, B and C represented 46% of the Company's trade accounts receivable as of March 30, 1996.

NOTE 9  RELATED PARTY TRANSACTIONS

In addition to the debt arrangements with Rohm described in Note 4 and the operating facility lease guarantee by Rohm described in Note 7, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Purchases from such divisions were $908,000, $615,000 and $312,000 for fiscal 1996, 1995 and 1994, respectively. Accounts payable to such divisions were $141,000 and $131,000 as of March 30, 1996 and April 1, 1995, respectively. Accounts receivable from such divisions were not significant.

NOTE 10  EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective July 1, 1995 whereby substantially all employees are eligible to participate if they are at least 21 years of age, and such participants may contribute up to 12% of their compensation. Also in connection with this amendment, the Company elected to make matching contributions to participants after the participants have completed one year of service. The matching contribution is 25% of participant contributions, which are applied to a maximum of 5% of each participant's compensation. The Company may also make profit sharing and other contributions to the 401(k) Plan for the benefit of the participants. Company contributions vest ratably over a five-year period. Company contributions charged to operations were $70,000, $42,000 and $37,000 for fiscal 1996, 1995 and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company and their ages as of March 30, 1996, are as follows:

Kozo Sato                 55     Chairman of the Board of Directors (Class II Director)
Angelo A. DeCaro, Jr.     44     President, Chief Executive Officer and a Director (Class III)
Julian C. Hart            56     Senior Vice President, Chief Technical Officer and a Director
                                   (Class I)
Richard S. Chilinski      44     Vice President, Chief Financial Officer and Assistant Secretary
David W. Gault            51     Vice President -- Strategic Relations
William A. Peten          49     Vice President -- Material Acquisition and Control
Mark A. Trutna            33     Vice President -- Marketing and Product Design
Francis A. Crea           44     Vice President -- Austin Manufacturing Operations
Ronald W. Guire           47     Secretary and a Director (Class III)
Raimon L. Conlisk         73     Director (Class II)

Mr. Sato has served as Chairman of the Board of Directors of the Company since 1986 and previously served as its Chief Executive Officer from 1986 to August 1995. Since 1984, Mr. Sato has also served as the Chief Executive Officer and President and as a director of Rohm U.S.A., Inc., a wholly owned subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company. Mr. Sato also serves as Managing Director of International Operations of Rohm Co., Ltd., Japan.

Mr. DeCaro has served as a Director and President of the Company since 1993, and in August 1995 was elected its Chief Executive Officer. Mr. DeCaro was employed by IBM from 1974 to 1993, and served as Director of Operations -- Printed Wiring Board and Services at IBM's circuit board facility in Austin, Texas from 1992 to 1993, and Plant Manager of the same facility from 1989 to 1992.

Mr. Hart, a founder of the Company, has served as a Director and Senior Vice President of the Company since 1984 and its Chief Technical Officer since November 1995. From 1964 to 1984, he was employed by Texas Instruments ("TI") in various development engineering positions, including in the development of TI's Advanced Scientific Computer. Mr. Hart is a registered Professional Engineer and a member of The International Society for Hybrid Microelectronics.

Mr. Chilinski has served as Vice President and Chief Financial Officer of the Company since January 1995 and its Assistant Secretary since November 1995. He previously served as Chief Financial Officer/Controller of IBM PC Company Austin, a manufacturer of personal computers, from 1993 to 1994, and Vice President -- Finance and Administration and Assistant Secretary of TN Technologies, a subsidiary of Baker Hughes Technology Products Division, engaged in the manufacture of process control technology, from 1988 to 1993. He is a Certified Public Accountant.

Mr. Gault, a founder of the Company, has served as Vice President -- Strategic Relations since 1984. From 1969 to 1984, he was employed by TI in a variety of electronic equipment design, manufacturing and support positions.

Mr. Peten has served as Vice President -- Material Acquisition and Control since joining the Company in 1993. Prior to joining XeTel, Mr. Peten was employed by IBM for approximately 23 years where he held numerous management assignments including Materials Manager for the IBM Printed Circuit Panel Plant in Austin from 1989 to 1993.

Mr. Trutna has served as Vice President -- Marketing and Product Design since 1994. Mr. Trutna joined the Company in 1987 as Director of Sales and Marketing and held that position until 1994. Prior to 1987, he held marketing and administrative positions at TI and IBM. He serves on IPC's Assembly Marketing Research Council's Steering Committee and IPC's Electronics Manufacturing Services Industry Steering Committee.

Mr. Crea has served as Vice President -- Austin Manufacturing Operations since November 1995. Mr. Crea joined the Company in 1994 as the Director of Custom Engineering Services and in July 1995 was appointed Director of Engineering. From 1984 to 1993, he served as Operations Manager for Sprague Electric Company, a manufacturer of electronic components, at its plant in North Adams, Massachusetts.

Mr. Guire has served as a Director of the Company since 1986 and as Secretary since 1991. Mr. Guire has served with EXAR Corporation ("EXAR"), a semiconductor designer and manufacturer, since 1984 including as Executive Vice President since June 1995, as Senior Vice President from 1989 to 1995 and as a director, Secretary of the Board of Directors and Chief Financial Officer since 1985. Mr. Guire was formerly a partner in the public accounting firm of Graubart & Co. from 1979 to 1985.

Mr. Conlisk has served as a Director of the Company since 1991. Since 1977, Mr. Conlisk has served as President of Conlisk Associates, an international management consulting firm serving high technology companies. Mr. Conlisk formerly served with Quantic Industries, Inc., a privately held manufacturer of electronic systems and devices, as a Director from 1970 until his retirement in 1990, as Chairman from 1984 until his retirement and as President from 1984 to 1989. From 1970 to 1973, and from 1987 to 1990, Mr. Conlisk served as a director of the American Electronics Association. Mr. Conlisk is the Chairman of the Board of EXAR and a director of SBE, Inc., a manufacturer of communications and computer products.

There is no family relationship among any of the foregoing individuals.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Shareholders) for the fiscal year ended March 30, 1996 to be held August 13, 1996 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Shareholders) for the fiscal year ended March 30, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged in a number of transactions with Rohm, its majority stockholder. The Company believes that these transactions were on terms no less favorable to the Company than would have been obtained from unaffiliated third parties. All significant transactions in the past and future, if any, between the Company and its officers, Directors, principal stockholders and affiliates (including Rohm) will be approved by a majority of the Company's independent Directors and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Rohm guarantees rental payments under the Company's operating lease for its facility. As of March 30, 1996, Rohm had guaranteed lease payments of $1,024,000.

In addition, Rohm has provided financing to the Company as summarized by the following table:

                                                             MARCH 30, 1996       April 1, 1995       April 2, 1994
                                                             --------------       -------------       -------------
    $6,500,000 revolving line of credit with  Rohm
      which was fully utilized as of April 1,
      1995, due on demand, bearing interest at
      Rohm's reference rate, secured by bank
      deposit accounts, accounts receivable,                   $       --          $ 6,637,000         $ 5,137,000
      inventory and certain equipment. This line
      of credit was canceled in February of 1996.
                                                                       --              379,000             854,000
    Notes payable to Rohm in monthly principal                 ----------           ----------          ----------
      installments ranging from $3,000 to $52,000                      --            7,016,000           5,991,000
      through August 17, 1997, bearing interest                        --            7,016,000           5,612,000
      ranging from 6.25% to 8.25%, secured by                  ----------           ----------          ----------
      certain equipment                                        $       --          $        --         $   379,000
                                                               ==========           ==========          ==========
    Less: Current portion

    Long-term portion


Interest paid to Rohm under the credit facilities described above was approximately $704,000, $425,000 and $367,000 in fiscal years 1996, 1995 and
1994, respectively.

In addition to the arrangements described above, the Company has entered into transactions in the ordinary course of business with certain divisions of Rohm Corporation, a wholly owned subsidiary of Rohm. Component purchases from such divisions were $908,000, $615,000 and $312,000 for fiscal years 1996, 1995 and
1994, respectively.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K

(a) 1. Financial Statements. The financial statements listed in ITEM 8:
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

During the fiscal quarter ended March 30, 1996 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         XETEL CORPORATION
                                         (Registrant)

Date: June 5, 1996                       By: /s/  ANGELO A. DECARO, JR.
                                         ---------------------------------------
                                                  Angelo A. DeCaro, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         NAME                                                 TITLE                               DATE
- -------------------------------------------------------    --------------------------------------------      --------------
               /s/  RICHARD S. CHILINSKI                   Vice President, Chief Financial Officer and       June 5, 1996
- ------------------------------------------------------       Assistant Secretary
                 Richard S. Chilinski

                    /s/  KOZO SATO                         Chairman of the Board                             June 5, 1996
- ------------------------------------------------------
                       Kozo Sato

                  /s/  JULIAN C. HART                      Director                                          June 5, 1996
- ------------------------------------------------------
                    Julian C. Hart

                 /s/  RONALD W. GUIRE                      Secretary and Director                            June 5, 1996
- ------------------------------------------------------
                    Ronald W. Guire

                /s/  RAIMON L. CONLISK                     Director                                          June 5, 1996
- ------------------------------------------------------
                   Raimon L. Conlisk

INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                                     DESCRIPTION
- ------------------------ --------------------------------------------------------------------------------------------------
         3.2(*)          -- Second Restated Certificate of Incorporation.
         3.3(*)          -- Restated Bylaws of the Registrant, as amended.
         3.4(*)          -- Registration Rights dated June 18, 1986 among the Registrant Rohm Corporation, Julian C. Hart,
                            David W. Gault and Emory C. Garth.
         4.1(*)          -- Reference is made to Exhibits 3.1, 3.2 and 3.3.
         4.2(*)          -- Specimen Common Stock certificate.
        10.1(*)          -- Company's 1992 Stock Option Plan.
        10.2(*)          -- Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
        10.3(*)          -- Lease Agreement dated September 22, 1992 between Mellon Bank, N.A., Trustee for the
                            Consolidation Retirement Trust for the LTV Corporation and Affiliates (the "LTV Trust"), as
                            Landlord, and the Registrant, as Tenant.
        10.4(*)          -- First Amendment to Lease Agreement effective April 1, 1994 between the LTV Trust, as Landlord, and the Registrant, as Tenant.
        10.5(*)          -- Amended and Restated Guaranty of Lease effective April 1, 1994 between Rohm USA, Inc., as
                            Guarantor, and the LTV Trust, as Landlord.
        10.6(*)          -- Waiver of Right of First Refusal dated May 2, 1994 by the Registrant, as Tenant, and the LTV
                            Trust, as Landlord.
        10.7(*)          -- Security Agreement dated October 14, 1992 between the Registrant and Rohm Corporation.
        10.8(*)          -- $570,000 Secured Promissory Note issued October 14, 1992 by the Registrant in favor of Rohm
                            Corporation.
        10.9(*)          -- $110,000 Secured Promissory Note issued October 22, 1992 by the Registrant in favor of Rohm
                            Corporation.
        10.10(*)         -- Security Agreement dated November 4, 1992 between Rohm Corporation, as Secured Party, and the
                            Registrant.
        10.11(*)         -- $6,500,000 Secured Promissory Note issued November 4, 1992 by the Registrant in favor of Rohm
                            Corporation.
        10.12(*)         -- $722,000 Secured Promissory Note issued March 1, 1993 by the Registrant in favor of Rohm
                            Corporation.
        10.13(*)         -- Security Agreement dated May 17, 1995 between Rohm U.S.A., Inc., as Secured Party, and the
                            Registrant, as Debtor.
        10.14(*)         -- $2,500,000 Secured Promissory Note issued May 17, 1995 by the Registrant in favor of Rohm
                            U.S.A., Inc.
        10.15(*)         -- Security Agreement dated August 16, 1995 between Rohm U.S.A., Inc., as Secured Party, and the
                            Registrant, as Debtor.
        10.17(*)         -- $1,155,000 Secured Promissory Note issued August 16, 1995 by the Registrant in favor of Rohm
                            U.S.A., Inc.
        10.18(*)         -- Manufacturing Services Agreement dated November 18, 1994 between Primary Access and the
                            Registrant.
        10.19(*)         -- Consent Agreement dated March 29, 1995 between Primary Access Corporation and the Registrant, as the Consenting Party.

        EXHIBIT
         NUMBER                                                     DESCRIPTION
- ------------------------ --------------------------------------------------------------------------------------------------
        10.20(*)         -- Manufacturing Services Agreement February 22, 1989 between Motorola, Inc., MOS Memory Products
                            Division and the Registrant, and letter from Motorola, Inc., Fast Static RAM Module Division related thereto.
        10.21(*)         -- Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse
                            Electric.
        10.22            -- Master Lease Agreement between XeTel Corporation and General Electric Capital Corporation.
        10.23            -- $3,000,000 Promissory Note between XeTel Corporation and Rohm U.S.A.
        11.1(*)          -- Computation of Net Income (Loss) per Share.
        16.1(*)          -- Letter regarding change in certifying accountant from KPMG Peat Marwick LLP.
        23.1             -- Consent of Price Waterhouse LLP.
        24.1(*)          -- Power of Attorney (see page II-4 of the Registration Statement as filed on November 20, 1995).
        24.2(*)          -- Assistant Secretary's Certificate of Resolutions of the Board of Directors.
        27.1             -- Financial Data Schedule.

- ---------------

(*) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, No. 33-99632 filed with the Securities and Exchange Commission on February 14, 1996.