Form 10-Q
period 1996-06-29
XETEL CORP
filed 1996-08-13
CIK 1003932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------
                                   FORM 10-Q

                                   (Mark One)

              [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 29, 1996,

                                       or

              [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

            For the transition period from __________  to __________

                        Commission File Number:  0-27482

                               XETEL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                          74-2310781
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of August 2, 1996: 8,784,638.

                               XETEL CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

         Balance Sheet as of June 29, 1996 and March 30, 1996.........................................................3

         Statement of Operations for the three months ended June 29, 1996 and July 1, 1995............................4

         Statement of Changes in Stockholders' Equity for the three months ended June 29, 1996........................5

         Statement of Cash Flows for the three months ended June 29, 1996 and July 1, 1995............................6

         Notes to Financial Statements................................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations.......................9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................................13

Item 6.   Exhibits and Reports on Form 8-K...........................................................................13

          Signatures.................................................................................................14

                               XETEL CORPORATION
                                 BALANCE SHEET
                        IN THOUSANDS, EXCEPT SHARE DATA

                                     ASSETS

                                                           June 29,                March 30,
                                                             1996                    1996
                                                           --------                ---------
                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                $5,283                   $5,142
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240,000 and $240,000, respectively                16,797                   19,547
   Inventories                                              11,040                   14,721
   Prepaid expenses and other                                  837                    1,220
                                                           -------                  -------
                 Total current assets                       33,957                   40,630

Property and equipment, net                                  4,334                    4,488
Land held for investment                                        38                       38
                                                           -------                  -------
                 Total assets                              $38,329                  $45,156
                                                           =======                  =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                  $ 9,249                  $14,601
   Accrued federal income tax                                  497                    2,674
   Accrued expenses and other liabilities                    2,635                    2,795
                                                           -------                  -------
                 Total current liabilities                  12,381                   20,070

Deferred income taxes                                          164                      164

Commitments (Note 7)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      8,554,293 and 8,542,168 shares
      issued and 8,535,543 and 8,523,418
      shares outstanding, respectively                      19,442                   19,430
   Retained earnings                                         6,393                    5,547
   Deferred compensation                                       (51)                     (55)
                                                           -------                  -------
                 Total stockholders' equity                 25,784                   24,922
                                                           -------                  -------
                 Total liabilities and
                    stockholders' equity                   $38,329                  $45,156
                                                           =======                  =======

   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                    Three Months Ended
                                           ------------------------------------
                                             June 29,                   July 1,
                                               1996                      1995
                                           ----------                  --------
Net sales                                   $28,262                    $21,132
Cost of sales                                25,356                     18,459
                                            -------                    -------
Gross profit                                  2,906                      2,673
Selling, general and administrative
   expenses                                   1,602                      1,231
                                            -------                    -------
Income from operations                        1,304                      1,442
Other income (expense), net                      51                       (139)
                                            -------                    -------
Income before income taxes                    1,355                      1,303
Provision for income taxes                      509                        469
                                            -------                    -------
Net income                                  $   846                    $   834
                                            =======                    =======
Net income per share                        $  0.09                    $  0.12
                                            =======                    =======
Weighted average                              9,503                      6,646
   shares outstanding                       =======                    =======


   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 IN THOUSANDS
                                 (unaudited)

                                                                                              Total
                                   Common Stock           Deferred         Retained        Stockholders'
                                Shares      Amount          Comp           Earnings           Equity
                                ------      ------        --------         ---------       -------------
Balance, March 30, 1996         8,523      $19,430          $ (55)           $5,547           $24,922
Stock options exercised            13           15             --                --                15
Amortization of deferred
   compensation                    --           --              4                --                 4
Net income                         --           --             --               846               846
Other                              --           (3)            --                --                (3)
                                -----      -------          -----            ------           -------

Balance, June 29, 1996          8,536      $19,442          $ (51)           $6,393           $25,784
                                =====      =======          =====            ======           =======


  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                               Three Months Ended
                                                                           ---------------------------
                                                                           June 29,           July 1,
                                                                             1996              1995
                                                                           --------          ---------
Cash flows from operating activities:
   Net income                                                               $  846            $  834
   Adjustments to reconcile net income to net
      cash provided by  (used in) operating activities:
      Depreciation and amortization                                            421               314
      Loss on disposal of equipment                                             --                94
   Changes in operating assets and liabilities:
      (Increase) decrease in --
        Trade accounts receivable                                            2,750            (1,296)
        Inventories                                                          3,681            (4,087)
        Prepaid expenses and other                                             383               239
        Increase (decrease) in --
        Trade accounts payable                                              (5,352)              752
        Accrued expenses and other liabilities                              (2,337)            1,092
                                                                            ------            ------
        Cash provided by (used in) operating activities                        392            (2,058)
                                                                            ------            ------
Cash flows from investing activities:
   Purchases of property and equipment                                        (263)             (330)
                                                                            ------            ------
         Cash used in investing activities                                    (263)             (330)
                                                                            ------            ------
Cash flows from financing activities:
   Net borrowings under debt agreements                                         --             2,376
   Proceeds from stock options exercised                                        15                 9
   Other                                                                        (3)               --
                                                                            ------            ------
         Cash provided by financing activities                                  12             2,385
                                                                            ------            ------
Increase (decrease)  in cash and cash equivalents                              141                (3)
Cash and cash equivalents, beginning of period                               5,142             1,322
                                                                            ------            ------
Cash and cash equivalents, end of period                                    $5,283            $1,319
                                                                            ------            ------


  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 BUSINESS

As of June 29, 1996, XeTel Corporation ("XeTel" or the "Company") was a 51% owned subsidiary of Rohm USA, Inc. ("Rohm"), a wholly-owned subsidiary of Rohm Co. Ltd., Japan. XeTel provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers primarily in the telecommunications, networking and computer industries. XeTel incorporates its design and prototype services and assembly capabilities together with materials management, advanced testing and systems integration services, to provide turnkey solutions for its customers.

NOTE 2  BASIS OF PRESENTATION

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.

Certain reclassifications have been made to the fiscal year 1996 data to conform to the fiscal year 1997 presentation.

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. These financial statements should be read in conjunction with the financial statements, and notes thereto, for the fiscal year ended March 30, 1996 as presented in the Company's 10-K filed with the SEC.

NOTE 3  NET INCOME PER SHARE

        Net income per share is computed based on the weighted average number of outstanding common stock and common equivalent shares, which includes preferred stock and stock options, and gives effect to certain adjustments described below. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in conformity with the SEC requirements, stock options issued during the twelve-month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method.

NOTE 4  INVENTORIES

Inventories consist of the following (in thousands):

                                           June 29,                  March 30,
                                             1996                      1996
                                           --------                 ----------
Raw materials                               $ 6,425                    $11,037
Work in progress                              4,288                      3,396
Finished goods                                  327                        288
                                            -------                    -------
                                            $11,040                    $14,721
                                            -------                    -------

As of June 29, 1996 and March 30, 1996, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three months ended June 29, 1996 and July 1, 1995 include provisions to the allowance for obsolete materials of $28,000 and $ --, respectively.

NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                             June 29,               March 30,
                                               1996                    1996
                                            ---------               ---------
Machinery and equipment                      $11,483                 $11,397
Furniture and fixtures                           334                     334
Leasehold improvements                           409                     405
                                             -------                 -------
                                              12,226                  12,136
Less: Accumulated depreciation
          and amortization                    (7,892)                 (7,648)
                                             -------                 -------
                                             $ 4,334                 $ 4,488
                                             =======                 =======

NOTE 6 NOTES PAYABLE AND LONG-TERM DEBT

The Company has obtained a revolving line of credit for $3 million from Rohm and an equipment financing facility for $4 million from a financial services company. The Company is currently negotiating an additional revolving line of credit for $7 million from a commercial bank. During the first quarter of fiscal year 1997, the Company used $2.0 million of its operating lease equipment financing facility.

The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires March 31, 1997. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. The $7 million line of credit that is being negotiated with a commercial bank is expected to bear interest at LIBOR plus 1.25% and/or prime (such rate determined based upon the amounts and period of loans), matures in two years and be secured by certain assets of the Company. It is also expected that this facility will require the payment of a commitment fee equal to one-eighth of 1% on the unused balance, and borrowings will be limited based upon certain collateral availability requirements.

The equipment financing facility and the commercial bank line of credit facility contain certain restrictions which, among other things, require maintenance of a minimum level of tangible net worth and various other operating and financial ratios.

Interest paid totaled $-- and $199,000 for the three months ended June 29, 1996 and July 1, 1995, respectively.

NOTE 7 LEASE COMMITMENTS

XeTel leases its operating facility and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $305,000 and $187,000 during the three months ended June 29, 1996 and July 1, 1995, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $916,000 in the remainder of 1997, $1,221,000 in 1998, $1,253,000 in 1999,
$1,273,000 in 2000, $973,000 in 2001 and an aggregate of $824,000 thereafter.
As of June 29, 1996, Rohm has guaranteed rental payments of $751,000 related to the lease of the Company's operating facility.

NOTE 8 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements with Rohm described in Note 6 and the operating facility lease guarantee by Rohm described in Note 7, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Purchases from such divisions were $180,000 and $229,000 for the three months ended June 29, 1996 and July 1, 1995, respectively. Accounts payable to such divisions were $129,000 and $141,000 as of June 29, 1996 and March 30, 1996, respectively.
Accounts receivable from such divisions were not significant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below and other risks described in the Company's other filed SEC documents such as those associated with the Company's initial public offering and Form 10-K filing.

OVERVIEW

XeTel was founded in 1984. In 1986, Rohm acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for original equipment manufacturers ("OEMs") in the electronics industry. In a number of cases, such services were and may be rendered during periods in which customers experience fluctuations in demand for their products. During such periods, the Company's net sales and operating results were and are subject to significant fluctuations that often were and are tied to the market demand for its customers' products and their need to utilize independent manufacturers to maintain sufficient product supply to meet such demand. In addition, in the past, the Company's customer base was more highly concentrated within the computer industry. Due to intense competitive pressures within the computer industry, as well as fluctuations in overall demand and lower production volumes, the Company generally experienced lower gross margins. In an effort to achieve greater stability and higher gross margins, the Company made a strategic decision in 1993 to reduce its dependence on the computer industry and expand its service offerings in order to establish long-term relationships with targeted customers in the telecommunications, networking, industrial and instrumentation segments of the electronics industry..

The development and growth of the Company's business generally has followed the trend by OEMs in the electronics industry to outsource certain of their manufacturing requirements. Recognizing the benefits offered by using independent manufacturers, OEMs in the electronics industry have increasingly relied on independent manufacturers not only as a source of additional manufacturing capacity during periods of fluctuating demand, but as the primary source for their manufacturing and assembly needs. In addition, the Company has developed competencies in additional areas where it can add value to its customers' requirements, such as design, prototype and systems integration and order fulfillment and has sought to use such competencies to forge long-term relationships as a single source provider of turnkey solutions for its customers. XeTel recently acquired another company to further establish and expand its long-term relationships with OEM's of advanced electronic products by increasing design and prototype centers in targeted geographic areas.

With the addition of new management personnel in 1993, including a new President in September 1993, the Company has and continues to focus certain of its resources to establish capabilities in product design, prototype and other manufacturing services and to expand and diversify its customer base. The Company has reduced its role as a source of additional capacity for OEMs during periods of fluctuating product demand and has positioned itself to provide a more comprehensive set of services within the electronics manufacturing services industry. This shift in strategic focus, combined with improved materials management processes, a restructuring of the Company's management organization and the establishment of dedicated customer teams, have enabled the Company to offer additional services to support its customers' products throughout their life cycles. As a result of these and other factors, the Company has generally experienced increased shipments, reduced cycle times and improved manufacturing efficiency. However, there can be no assurance such historical trends will be indicative of future operating performance.

RISK FACTORS

Fluctuations in Operating Results. XeTel's operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, the volume of orders relative to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers, variations in the mix between consignment and component purchase arrangements with customers, variations in the demand for products in the industries served by the Company and general economic conditions. Operating results also can be significantly influenced by the development and introduction of new products or technologies by the Company's customers, or such customer's competitors, which may materially and adversely affect the demand for the Company's services. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog typically is scheduled for delivery within 120 days. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of bookings received during the quarter which can be difficult to forecast. Backlog fluctuations affect the Company's ability to plan production and inventory levels, which could lead to fluctuations in operating results. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, may result in substantial fluctuations in backlog from period to period. The Company believes that backlog may not be a meaningful indicator of future operating results.

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Results of operations in any period should not be considered indicative of the results for any future period, and fluctuations in operating results may result in fluctuations in the price of the Company's common stock. Due to the foregoing factors, among others, the Company's operating results in some quarters may be below the expectations of stock market analysts and investors. In such event, there could be an immediate and significant adverse effect on the trading price of the common stock.

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 17%, 16% and 13%, respectively, of net sales for the three months ended June 29, 1996. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a small number of customers for the foreseeable future.

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

Variability of Customer Requirements; Absence of Long-Term Purchase Orders.
The level and timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of such factors are outside of the control of the Company. The Company typically does not obtain long-term purchase orders or commitments, but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. During the three months ended June 29, 1996, certain major customers reduced significant orders with the Company due to orders which did not materialize and efforts to rebalance inventories. Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS
Net sales for the three months ended June 29, 1996 increased 33.7% to $28.3 million from $21.1 million for the corresponding period of the prior year. The increase in net sales was primarily due to increased shipments to the Company's major customers in the telecommunications and networking segments of the electronics market.

Gross profit for the three months ended June 29, 1996 increased 8.7% to $2.9 million from $2.7 million in the first quarter of fiscal 1996. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 10.3% for the first quarter of the 1997 fiscal year from 12.6% for the comparable prior year period. The decrease in the Company's gross margin predominately reflects the effects of higher material content relating to a reduction of consignment revenue and corresponding increased percentage of turnkey revenue including system integration and order fulfillment manufacturing services. Although there can be no assurance that the Company will maintain its current levels of gross profit and gross margin in the future, management intends to continue to expand the range of services it provides and focus on market opportunities where its capabilities in rendering value added services in a cost effective manner can improve productivity, product yields and utilization.

Selling, general and administrative ("SG&A") expenses for the three months ended June 29, 1996 increased 30.1% to $1.6 million from $1.2 million in the corresponding period in fiscal 1996. SG&A expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses represented 5.7% of net sales for the three months ended June 29, 1996 as compared to 5.8% for the three months ended July 1, 1995. The increase in the dollar amount of SG&A expenses was attributable to increased expenses primarily associated with higher sales commissions related to higher sales and increased public company related expenses.

Other income (expense), net for the three months ended June 29, 1996 reflected income of $51,000 compared to $139,000 of expense in the corresponding period in fiscal 1996. The change was due to interest earned from an increase in cash and cash equivalents and a decrease in interest paid resulting from the payment of all amounts outstanding under the revolving line of credit and notes payable to Rohm with a portion of the proceeds from the Company's initial public offering, effective February 14, 1996.

The provision for income taxes of $509,000 and $469,000 reflects an effective tax rate of 37.5% and 36.0% for the three months ended June 29, 1996 and July 1, 1995, respectively. The lower effective tax rate for the three months ended July 1, 1995 was primarily due to a reduction in valuation allowance against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since 1986 when Rohm acquired a controlling interest in the Company, XeTel has financed its business through cash generated by operations and a line of credit and other borrowings provided by Rohm. In February 1996, the Company made an initial public offering of its common stock. Net proceeds from the offering were $14.8 million.

During the prior fiscal year, additional borrowings were made from Rohm for working capital and capital equipment. The Company used a portion of the net proceeds of its initial public offering, effective February 14, 1996, to repay all amounts outstanding under the revolving line of credit and notes payable to Rohm. No amounts were outstanding to Rohm as of June 29, 1996 and March 30, 1996.

Net cash provided by operating activities during the three months ended June 29, 1996 of $392,000 resulted primarily from cash provided by a decrease in inventory and accounts receivable offset by cash used by decreases in accounts payable, accrued expenses and other liabilities. Net cash used by operating activities was $2.1 million for the three months ended July 1, 1995.

As of June 29, 1996 and March 30, 1996, the Company's primary source of liquidity consisted of cash and cash equivalents of $5.3 million and $5.1 million, respectively. Working capital was $21.6 million and $20.6 million as of June 29, 1996 and March 30, 1996, respectively.

Capital expenditures during the three months ended June 29, 1996 and July 1, 1995 were $263,000 and $330,000, respectively. Management anticipates that capital expenditures in each of its 1997 and 1998 fiscal years will exceed the level of capital expenditures made in fiscal 1996. The Company's expenditures on research and development in the first quarters of fiscal 1997 and 1996 were $46,000 and $36,000, respectively.

The Company has obtained a revolving line of credit for $3 million from Rohm and an equipment financing facility for $4 million from a financial services company. The Company is currently negotiating an additional revolving line of credit for $7 million from a commercial bank. During the first quarter of fiscal year 1997, the Company used $2.0 million of its operating lease equipment financing facility to upgrade one of its manufacturing lines.

The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires on March 31, 1997. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. The $7 million line of credit that is being negotiated with a commercial bank is expected to bear interest at LIBOR plus 1.25% and/or prime (such rate determined based upon the amounts and period of loans), matures in two years and be secured by certain assets of the Company. It is also expected that this facility will require the payment of commitment fees equal to one-eighth of 1% on the unused balance, and borrowings will be limited based upon certain collateral availability requirements.

The equipment financing facility and the commercial bank line of credit facility contain certain restrictions which, among other things, require maintenance of a minimum level of tangible net worth and various other operating and financial ratios.

The Company believes that its working capital, together with cash generated from operations and the net proceeds received from the offering, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its 1997 fiscal year end.

BACKLOG

The Company's backlog as of June 29, 1996 was approximately $40.1 million compared to approximately $80.7 million as of March 30, 1996. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. The Company believes, although there can be no assurance, that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of June 29, 1996, the Company had 498 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

To the Company's knowledge, there are no pending legal proceedings to which it is a party or to which any of its property is subject that are material to the Company or its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  Exhibit                  Description
                  Number
                  3.2(1)   Second Restated Certificate of Incorporation.
                  3.3(1)   Restated Bylaws of the Registrant, as amended.
                  3.4(1)   Registration Rights, dated June 18, 1986 among the
                           Registrant Rohm Corporation, Julian C. Hart, David
                           W. Gault and Emory C. Garth.
                  4.1(1)   Reference is made to Exhibits 3.2 and 3.3.
                  4.2(1)   Specimen Common Stock certificate.
                  10.1(1)  Company's 1992 Stock Option Plan.
                  10.2(1)  Form of Indemnification Agreement between the
                           Registrant and each of its directors and certain
                           executive officers.
                  10.3(1)  Lease Agreement dated September 22, 1992 between
                           Mellon Bank, N.A., Trustee for the Consolidation
                           Retirement Trust for the LTV Corporation and
                           Affiliates (the "LTV Trust"), as Landlord, and the
                           Registrant, as Tenant.
                  10.4(1)  First Amendment to Lease Agreement effective April
                           1, 1994 between the LTV Trust, as Landlord, and the
                           Registrant, as Tenant.
                  10.5(1)  Amended and Restated Guaranty of Lease effective
                           April 1, 1994 between Rohm USA, Inc., as Guarantor,
                           and the LTV Trust, as Landlord.
                  10.6(1)  Waiver of Right of First Refusal dated May 2, 1994 by the Registrant, as Tenant, and the LTV Trust, as
                           Landlord.
                  10.7(1)  Security Agreement dated October 14, 1992 between the
                           Registrant and Rohm Corporation.
                  10.8(1)  $570,000 Secured Promissory Note issued October 14,
                           1992 by the Registrant in favor of Rohm
                           Corporation.
                  10.9(1)  $110,000 Secured Promissory Note issued October 22,
                           1992 by the Registrant in favor of Rohm
                           Corporation.
                  10.10(1) Security Agreement dated November 4, 1992 between
                           Rohm Corporation, as Secured Party, and the
                           Registrant.
                  10.11(1) $6,500,000 Secured Promissory Note issued November 4,
                           1992 by the Registrant in favor of Rohm
                           Corporation.
                  10.12(1) $722,000 Secured Promissory Note issued March 1,
                           1993 by the Registrant in favor of Rohm Corporation.
                  10.13(1) Security Agreement dated May 17, 1995 between Rohm
                           U.S.A., Inc., as Secured Party, and the Registrant,
                           as Debtor.
                  10.14(1) $2,500,000 Secured Promissory Note issued May 17,
                           1995 by the Registrant in favor of Rohm U.S.A., Inc.
                  10.15(1) Security Agreement dated August 16, 1995 between
                           Rohm U.S.A., Inc., as Secured Party, and the
                           Registrant, as Debtor.
                  10.17(1) $1,155,000 Secured Promissory Note issued August
                           16, 1995 by the Registrant in favor of Rohm USA,
                           Inc.
                  10.18(1) Manufacturing Services Agreement dated November
                           18, 1994 between Primary Access and the Registrant.
                  10.19(1) Consent Agreement dated March 29, 1995 between
                           Primary Access Corporation and the Registrant, as
                           the Consenting Party.
                  10.20(1) Manufacturing Services Agreement February 22, 1989
                           between Motorola, Inc., MOS Memory Products
                           Division and the Registrant, and letter from
                           Motorola, Inc., Fast Static RAM Module Division
                           related thereto.
                  10.21(1) Mobile Communication Standard Terms and Conditions
                           dated August 5, 1994 for Westinghouse Electric.
                  10.22(2) Master Lease Agreement between XeTel Corporation
                           and General Electric Capital Corporation.
                  10.23(2) $3,000,000 Promissory Note between XeTel
                           Corporation and Rohm USA, Inc.
                  11.1(3)  Computation of Net Income (Loss) per Share.
                  24.1(1)  Power of Attorney (see page II-4 of the
                           Registration Statement as filed on
                           November 20, 1995).
                  24.2(1)  Assistant Secretary's Certificate of
                           Resolutions of the Board of Directors.
                  27.1     Financial Data Schedule

              (1) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, No. 33-99632 filed with the Securities and Exchange Commission on February 14, 1996.

              (2) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's 1996 Form 10-K.

              (3) Included on page 4 of 10-Q.

         (b)  Reports on Form 8-K

              During the fiscal quarter ended June 29, 1996 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this eport to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XETEL CORPORATION
                                        (Registrant)

Date:    August 2, 1996                  By:  /s/ Angelo A. DeCaro, Jr.
                                              -------------------------
                                              Angelo A. DeCaro, Jr.
                                              President
                                              and Chief Executive Officer


Date:    August 2, 1996                       /s/ Richard S. Chilinski
                                              ------------------------
                                              Richard S. Chilinski
                                              Vice President,
                                              Chief Financial Officer
                                              and Assistant Secretary

                              INDEX TO EXHIBITS


Exhibit
Number               Description
- -------              -----------
3.2(1)   Second Restated Certificate of Incorporation.
3.3(1)   Restated Bylaws of the Registrant, as amended.
3.4(1)   Registration Rights, dated June 18, 1986 among the
         Registrant Rohm Corporation, Julian C. Hart, David
         W. Gault and Emory C. Garth.
4.1(1)   Reference is made to Exhibits 3.2 and 3.3.
4.2(1)   Specimen Common Stock certificate.
10.1(1)  Company's 1992 Stock Option Plan.
10.2(1)  Form of Indemnification Agreement between the
         Registrant and each of its directors and certain
         executive officers.
10.3(1)  Lease Agreement dated September 22, 1992 between
         Mellon Bank, N.A., Trustee for the Consolidation
         Retirement Trust for the LTV Corporation and
         Affiliates (the "LTV Trust"), as Landlord, and the
         Registrant, as Tenant.
10.4(1)  First Amendment to Lease Agreement effective April
         1, 1994 between the LTV Trust, as Landlord, and the
         Registrant, as Tenant.
10.5(1)  Amended and Restated Guaranty of Lease effective
         April 1, 1994 between Rohm USA, Inc., as Guarantor,
         and the LTV Trust, as Landlord.
10.6(1)  Waiver of Right of First Refusal dated May 2, 1994
         by the Registrant, as Tenant, and the LTV Trust, as
         Landlord.
10.7(1)  Security Agreement dated October 14, 1992 between the
         Registrant and Rohm Corporation.
10.8(1)  $570,000 Secured Promissory Note issued October 14,
         1992 by the Registrant in favor of Rohm
         Corporation.
10.9(1)  $110,000 Secured Promissory Note issued October 22,
         1992 by the Registrant in favor of Rohm
         Corporation.
10.10(1) Security Agreement dated November 4, 1992 between
         Rohm Corporation, as Secured Party, and the
         Registrant.
10.11(1) $6,500,000 Secured Promissory Note issued November 4,
         1992 by the Registrant in favor of Rohm
         Corporation.
10.12(1) $722,000 Secured Promissory Note issued March 1,
         1993 by the Registrant in favor of Rohm Corporation.
10.13(1) Security Agreement dated May 17, 1995 between Rohm
         U.S.A., Inc., as Secured Party, and the Registrant,
         as Debtor.
10.14(1) $2,500,000 Secured Promissory Note issued May 17,
         1995 by the Registrant in favor of Rohm U.S.A., Inc.
10.15(1) Security Agreement dated August 16, 1995 between
         Rohm U.S.A., Inc., as Secured Party, and the
         Registrant, as Debtor.
10.17(1) $1,155,000 Secured Promissory Note issued August
         16, 1995 by the Registrant in favor of Rohm USA,
         Inc.
10.18(1) Manufacturing Services Agreement dated November
         18, 1994 between Primary Access and the Registrant.
10.19(1) Consent Agreement dated March 29, 1995 between
         Primary Access Corporation and the Registrant, as
         the Consenting Party.
10.20(1) Manufacturing Services Agreement February 22, 1989
         between Motorola, Inc., MOS Memory Products
         Division and the Registrant, and letter from
         Motorola, Inc., Fast Static RAM Module Division
         related thereto.
10.21(1) Mobile Communication Standard Terms and Conditions
         dated August 5, 1994 for Westinghouse Electric.
10.22(2) Master Lease Agreement between XeTel Corporation
         and General Electric Capital Corporation.
10.23(2) $3,000,000 Promissory Note between XeTel
         Corporation and Rohm USA, Inc.
11.1(3)  Computation of Net Income (Loss) per Share.
24.1(1)  Power of Attorney (see page II-4 of the
         Registration Statement as filed on
         November 20, 1995).
24.2(1)  Assistant Secretary's Certificate of
         Resolutions of the Board of Directors.
27.1     Financial Data Schedule

(1) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, No. 33-99632 filed with the Securities and Exchange Commission on February 14, 1996.

(2) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's 1996 Form 10-K.

(3)  Included on page 4 of 10-Q.