Form 10-Q
period 1996-09-28
XETEL CORP
filed 1996-11-12
CIK 1003932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 28, 1996,

                                       or

[x] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from __________ to __________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of November 1, 1996: 8,790,685.

                               XETEL CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

        Balance Sheet as of September 28, 1996 and March 30, 1996 .........    3

        Statement of Operations for the three and six months ended
        September 28, 1996 and September 30, 1995 .........................    4

        Statement of Changes in Stockholders' Equity for the six
        months ended September 28, 1996 ...................................    5

        Statement of Cash Flows for the three and six months ended
        September 28, 1996 and September 30, 1995 .........................    6

        Notes to Financial Statements .....................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................    9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   13

Item 6. Exhibits and Reports on Form 8-K ..................................   13

        Signatures ........................................................   14

                               XETEL CORPORATION
                                 BALANCE SHEET
                        IN THOUSANDS, EXCEPT SHARE DATA
                                     ASSETS

                                                       September 28,    March 30,
                                                           1996            1996
                                                       ------------    ------------
                                                       (unaudited)
Current assets:
   Cash and cash equivalents                           $      6,605    $      5,142
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively                         13,462          19,547
   Inventories                                               10,950
                                                                             14,721
   Prepaid expenses and other                                 1,272           1,220
                                                       ------------    ------------
                  Total current assets                       32,289          40,630

Property and equipment, net                                   4,570           4,488
Land held for investment                                         38              38
Goodwill                                                        604            --
                                                       ------------    ------------
                  Total assets                         $     37,501    $     45,156
                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                              $      8,066    $     14,601
   Accrued federal income tax                                  --             2,674
   Accrued expenses and other liabilities                     2,553           2,795
                                                       ------------    ------------
                  Total current liabilities                  10,619          20,070

Deferred income taxes                                           164             164
Long term debt                                                  105            --

Commitments (Note 8)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      8,790,685 and 8,542,168 shares
      issued and 8,771,935 and 8,523,418
      shares outstanding, respectively                       20,929          19,430
   Retained earnings                                          6,025           5,547
   Deferred compensation                                       (341)            (55)
                                                       ------------    ------------
                  Total stockholders' equity                 26,613          24,922
                                                       ------------    ------------
                  Total liabilities and
                     stockholders' equity              $     37,501    $     45,156
                                                       ============    ============

  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF OPERATIONS
                        IN THOUSANDS, EXCEPT SHARE DATA
                                  (UNAUDITED)

                                           Three Months Ended               Six Months Ended
                                       ----------------------------    ---------------------------
                                       September 28,   September 30,   September 28,  September 30,
                                           1996            1995            1996           1995
                                       ------------    ------------    ------------   ------------
Net sales                              $     20,129    $     28,498    $     48,391   $     49,630
Cost of sales                                19,272          24,856          44,628         43,315
                                       ------------    ------------    ------------   ------------
Gross profit                                    857           3,642           3,763          6,315
Selling, general and administrative
   expenses                                   1,531           1,327           3,133          2,558
                                       ------------    ------------    ------------   ------------
(Loss) income from operations                  (674)          2,315             630          3,757
Other income (expense), net                      83            (190)            134           (329)
                                       ------------    ------------    ------------   ------------
(Loss) income before income taxes              (591)          2,125             764          3,428
(Benefit) provision for income taxes           (223)            765             286          1,234
                                       ------------    ------------    ------------   ------------
Net (loss) income                      $       (368)   $      1,360    $        478   $      2,194
                                       ============    ============    ============   ============
Net (loss) income per share            $      (0.04)   $       0.18    $       0.05   $       0.30
                                       ============    ============    ============   ============
Weighted average
   shares outstanding                         8,742           7,265           9,591          7,292
                                       ============    ============    ============   ============


  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  IN THOUSANDS
                                  (unaudited)

                                                                                Total
                                 Common Stock        Deferred     Retained   Stockholders'
                               Shares     Amount       Comp       Earnings      Equity
                              --------   --------    --------    ----------  ------------
Balance, March 30, 1996          8,523   $ 19,430    $    (55)   $    5,547   $   24,922
Stock options exercised             42         54        --            --             54
Amortization of deferred
   compensation                   --         --             8          --              8
Net income                        --         --          --             478          478
Acquisition                        207      1,448        (294)         --          1,154
Other                             --           (3)       --            --             (3)
                              --------   --------    --------    ----------   ----------

Balance, September 28, 1996      8,772   $ 20,929    $   (341)   $    6,025   $   26,613
                              ========   ========    ========    ==========   ==========



  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                               Three Months Ended               Six Months Ended
                                                          ----------------------------    ----------------------------
                                                          September 28,   September 30,   September 28,   September 30,
                                                              1996            1995            1996            1995
                                                          ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net (loss) income                                      $       (368)   $      1,360    $        478    $      2,194
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                499             329             920             643
      (Gain) loss on disposal of equipment                         (13)           --               (13)             94
   Changes in operating assets and liabilities:
      (Increase) decrease in --
        Trade accounts receivable                                3,623          (2,526)          6,373          (3,822)
        Inventories                                                393          (4,957)          4,074          (9,044)
        Prepaid expenses and other                                (328)           (283)             55             (44)
      Increase (decrease) in --
        Trade accounts payable                                  (1,267)          5,336          (6,619)          6,088
        Accrued expenses and other liabilities                    (837)            911          (3,174)          2,003
                                                          ------------    ------------    ------------    ------------
        Cash provided by (used in) operating activities          1,702             170           2,094          (1,888)
                                                          ------------    ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment                            (371)         (1,150)           (634)         (1,480)
   Acquisition, net of cash acquired                               (18)           --               (18)           --
                                                          ------------    ------------    ------------    ------------
         Cash used in investing activities                        (389)         (1,150)           (652)         (1,480)
                                                          ------------    ------------    ------------    ------------
Cash flows from financing activities:
   Net borrowings under debt agreements                            (30)            985             (30)          3,361
   Proceeds from stock options exercised                            39              19              54              28
   Other                                                          --              --                (3)           --
                                                          ------------    ------------    ------------    ------------
         Cash provided by financing activities                       9           1,004              21           3,389
                                                          ------------    ------------    ------------    ------------
Increase  in cash and cash equivalents                           1,322              24           1,463              21
Cash and cash equivalents, beginning of period                   5,283           1,319           5,142           1,322
                                                          ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period                  $      6,605    $      1,343    $      6,605    $      1,343
                                                          ============    ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 BUSINESS

As of September 28, 1996, XeTel Corporation ("XeTel" or the "Company") was a 49% owned subsidiary of Rohm USA, Inc. ("Rohm"), a wholly-owned subsidiary of Rohm Co. Ltd., Japan. XeTel provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers primarily in the telecommunications, networking, industrial and computer industries. XeTel incorporates its design and prototype services and assembly capabilities together with materials management, advanced testing and systems integration services, to provide turnkey solutions for its customers.

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

NOTE 3 ACQUISITION

In July of 1996, the Company acquired Maxtron Corporation located in Dallas, Texas. The fair value of the assets acquired, excluding cash, amounted to approximately $1 million. The cost in excess of net assets acquired amounted to approximately $637,000 and will be amortized as goodwill over a five year period. The Company may have to pay additional contingent consideration upon the achievement of certain performance goals. This transaction was accounted for under the purchase method of accounting with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward.

NOTE 4  NET INCOME PER SHARE

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

NOTE 5 INVENTORIES

Inventories consist of the following (in thousands):

                                                    September 28,     March 30,
                                                        1996            1996
                                                    ------------    ------------
Raw materials                                       $      8,109    $     11,037
Work in progress                                           2,592           3,396
Finished goods                                               249             288
                                                    ------------    ------------
                                                    $     10,950    $     14,721
                                                    ============    ============

As of September 28, 1996 and March 30, 1996, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three and six months ended September 28, 1996 and September 30, 1995 include provisions to the allowance for obsolete materials of $3,000, $31,000, $223,000 and $223,000, respectively.

NOTE 6 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                                   September 28,     March 30,
                                                       1996            1996
                                                   ------------    ------------
Machinery and equipment                            $     12,385    $     11,397
Furniture and fixtures                                      334             334
Leasehold improvements                                      409             405
                                                   ------------    ------------
                                                         13,128          12,136
Less: Accumulated depreciation
          and amortization                               (8,558)         (7,648)
                                                   ------------    ------------

                                                   $      4,570    $      4,488
                                                   ============    ============

NOTE 7 NOTES PAYABLE AND LONG-TERM DEBT

The Company has (i) a revolving line of credit for $3 million from Rohm, (ii) an equipment financing facility for $4 million from a financial services company, and (iii) a revolving credit facility for $7 million from a commercial bank. There were no outstanding balances from the Rohm or commercial bank revolving lines of credit.

The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires March 31, 1997. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. The bank facility bears interest at LIBOR plus 1.25% or 1.75% and/or prime (such rate determined based upon the amounts and period of loans), matures August 1998 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-eighth of one percent (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements.

The equipment financing facility, the master lease agreements, the bank facility and the revolving line of credit contain certain restrictions which including maintenance of a minimum level of tangible net worth and other operating and financial ratios.

Interest paid totaled $6,600, $6,600, $136,000 and $335,000 for the three and six months ended September 28, 1996 and September 30, 1995, respectively.

NOTE 8 LEASE COMMITMENTS

XeTel leases its operating facilities and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $311,000, $616,000, $187,000 and $374,000 during the three and six months ended September 28, 1996 and September 30, 1995, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $736,000 in the remainder of 1997, $1,407,000 in 1998, $1,378,000 in 1999, $1,398,000 in 2000, $1,401,000 in 2001
and an aggregate of $917,000 thereafter. As of September 28, 1996, Rohm has guaranteed rental payments of $683,000 related to the lease of the Company's operating facilities.

NOTE 9 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements and the operating facility lease guarantee described in Notes 7 and 8, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Purchases from such divisions were $141,000, $321,000, $228,000 and $457,000 for the three and six months ended September 28, 1996 and September 30, 1995, respectively. Accounts payable to such divisions were $77,000 and $141,000 as of September 28, 1996 and March 30, 1996, respectively. Accounts receivable from such divisions were not significant.

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

OVERVIEW

XeTel was founded in 1984. In 1986, Rohm acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for original equipment manufacturers ("OEMs") in the electronics industry. In a number of cases, such services were and may be rendered during periods in which customers experience fluctuations in demand for their products. During such periods, the Company's net sales and operating results were and are subject to significant fluctuations that often were and are tied to the market demand for its customers' products and their need to utilize independent manufacturers to maintain sufficient product supply to meet such demand. In addition, in the past, the Company's customer base was more highly concentrated within the computer industry. Due to intense competitive pressures within the computer industry, as well as fluctuations in overall demand and lower production volumes, the Company generally experienced lower gross margins. In an effort to achieve greater stability and higher gross margins, the Company made a strategic decision in 1993 to reduce its dependence on the computer industry and expand its service offerings in order to establish long-term relationships with targeted customers in the telecommunications, networking, industrial and instrumentation segments of the electronics industry.

The development and growth of the Company's business generally has followed the trend by OEMs in the electronics industry to outsource certain of their manufacturing requirements. Recognizing the benefits offered by using independent manufacturers, OEMs in the electronics industry have increasingly relied on independent manufacturers not only as a source of additional manufacturing capacity during periods of fluctuating demand, but as the primary source for their manufacturing and assembly needs. In addition, the Company has developed competencies in additional areas where it can add value to its customers' requirements, such as design, prototype, systems integration and order fulfillment and has sought to use such competencies to forge long-term relationships as a single source provider of turnkey solutions for its customers. In July, 1996, XeTel acquired another independent contract manufacturer in Dallas, Texas to further establish and expand long-term relationships with OEM's of advanced electronic products in targeted geographic areas.

The Company has and continues to focus certain of its resources to establish capabilities in product design, prototype and other manufacturing services and to expand and diversify its customer base. The Company has reduced its role as a source of additional capacity for OEMs during periods of fluctuating product demand and has positioned itself to provide a more comprehensive set of services within the electronics manufacturing services industry. This shift in strategic focus, combined with improved materials management processes and the establishment of dedicated customer teams, have enabled the Company to offer additional services to support its customers' products throughout their life cycles. XeTel Corporation holds an ISO 9002 and BABT certification and in its assembly operations, has developed capabilities in next-stage technologies such as ball grid array.

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

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 15%, 13% and 10%, respectively, of net sales for the six months ended September 28, 1996. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a small number of customers for the foreseeable future.

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

Variability of Customer Requirements; Absence of Long-Term Purchase Orders. The level and timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of such factors are outside of the control of the Company. The Company typically does not obtain long-term purchase orders or commitments, but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. During the six months ended September 28, 1996, certain major customers reduced significant orders with the Company due to orders which did not materialize and efforts to rebalance inventories. Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth and Expansion. The Company's design, prototype, assembly and turnkey solutions businesses have grown rapidly in recent years. This growth has increased the Company's fixed costs and required it to hire additional personnel. Furthermore, the Company plans to establish one or more regional design and prototype centers which will increase the Company's fixed costs and will require additional personnel. A continuing period of rapid growth, including geographic expansions, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to manage its existing resources more efficiently, to continue to invest in its operations, including its financial and management information systems and internal process controls, and to retain, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and its ability to retain key personnel could be materially and adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS


Net sales for the six months ended September 28, 1996 decreased 2.5% to $48.4 million from $49.6 million for the corresponding period of the prior year. Net sales for the three months ended September 28, 1996 decreased 29.4% to $20.1 million from $28.5 million for the same prior year period. Lower sales were primarily attributable to cancellations and rescheduled orders from certain major telecommunications and networking customers.

Gross profit for the six months ended September 28, 1996 decreased 40.4% to $3.8 million from $6.3 million in the comparable prior year period. Gross profit for the three months ended September 28, 1996 decreased 76.5% to $0.9 million from $3.6 million in the second quarter of fiscal 1996. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 7.8% for the first six months of the 1997 fiscal year from 12.7% for the comparable prior year period. Gross margin decreased to 4.3% for the second quarter of the 1997 fiscal year from 12.8% for the comparable prior year period. The decrease in the Company's gross margin predominately reflects the effects of higher material content associated with increased turnkey sales and a lower absorption of fixed costs due to lower sales levels. On October 14, 1996, the Company announced a reduction in force of approximately 7% of its workforce. The Company believes this action, together with other cost saving measures were necessary to bring expenses more in line with revenues. Management intends to continue to expand the range of services it provides and focus on market opportunities where its capabilities in rendering value added services in a cost effective manner can improve productivity, product yields and utilization.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the six months ended September 28, 1996 increased 22.5% to $3.1 million from $2.6 million in the corresponding period in fiscal 1996. SG&A expenses represented 6.5% of net sales for the six months ended September 28, 1996 as compared to 5.2% for the six months ended September 30, 1995. SG&A expenses for the three months ended September 28, 1996 increased 15.4% to $1.5 million from $1.3 million in the corresponding period in fiscal 1996. SG&A expenses represented 7.6% of net sales for the three months ended September 28, 1996 as compared to 4.7% for the three months ended September 30, 1995. Higher SG&A expenses were primarily attributable to increased public company related expenses and additional expense associated with a newly acquired business.

Other income (expense), net for the six months ended September 28, 1996 reflected income of $134,000 compared to an expense of $329,000 in the corresponding period in fiscal 1996. Other income (expense), net for the three months ended September 28, 1996 reflected income of $83,000 compared to $190,000 of expense in the corresponding period in fiscal 1996. The change was due to interest earned from an increase in cash and cash equivalents and a decrease in interest paid resulting from the payment of all amounts outstanding under the revolving line of credit and notes payable to Rohm with a portion of the proceeds from the Company's initial public offering, effective February 14, 1996.

The provision for income taxes of $286,000 and $1,234,000 reflects an effective tax rate of 37% and 36% for the six months ended September 28, 1996 and September 30, 1995, respectively. The benefit for income taxes of $223,000 and the provision for income taxes of $765,000 reflects an effective tax rate of 38% and 36% for the three months ended September 28, 1996 and September 30, 1995, respectively. The lower effective tax rate for the six and three months ended September 30, 1995 was primarily due to a reduction in valuation allowance against net deferred tax assets during those periods.

LIQUIDITY AND CAPITAL RESOURCES

Since 1986 when Rohm acquired a controlling interest in the Company, XeTel has financed its business through cash generated by operations and a line of credit and other borrowings provided by Rohm. In February 1996, the Company made an initial public offering of its common stock. Net proceeds from the offering were $14.8 million.

During the prior fiscal year, additional borrowings were made from Rohm for working capital and capital equipment. The Company used a portion of the net proceeds of its initial public offering, effective February 14, 1996, to repay all amounts outstanding under the revolving line of credit and notes payable to Rohm. No amounts were outstanding to Rohm as of September 28, 1996 and March 30, 1996.

Net cash provided by operating activities during the three and six months ended September 28, 1996 was $1.7 million and $2.1 million resulting primarily from cash provided by a decrease in inventory and accounts receivable offset by cash used by decreases in accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities was $0.2 million for the three months ended September 30, 1995 and net cash used by operating activities was $2.1 million for the six months ended September 30, 1995.

Capital expenditures during the three and six months ended September 28, 1996 and September 30, 1995 were $371,000, $634,000, $1.2 million and $1.5 million, respectively. Management anticipates that capital expenditures in each of its 1997 and 1998 fiscal years will exceed the level of capital expenditures made in fiscal 1996. The Company's expenditures on research and development in the first and second quarters of fiscal 1997 and 1996 were $46,000, $45,000, $36,400 and $40,600, respectively.

As of September 28, 1996 and March 30, 1996, the Company's primary source of liquidity consisted of cash and cash equivalents of $6.6 million and $5.1 million, respectively. Working capital was $21.7 million and $20.6 million as of September 28, 1996 and March 30, 1996, respectively.

The Company has (i) a revolving line of credit for $3 million from Rohm, (ii) an equipment financing facility for $4 million from a financial services company, and (iii) a revolving credit facility for $7 million from a commercial bank. There were no outstanding balances from the Rohm or commercial bank revolving lines or credit.

The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires March 31, 1997. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. The bank facility bears interest at LIBOR plus 1.25% or 1.75% and/or prime (such rate determined based upon the amounts and period of loans), matures August 1998 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-eighth of one percent (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements.

The equipment financing facility, the master lease agreements, the bank facility and the revolving line of credit contain certain restrictions which including maintenance of a minimum level of tangible net worth and other operating and financial ratios.

Interest paid totaled $6,600, $6,600, $136,000 and $335,000 for the three and six months ended September 28, 1996 and September 30, 1995, respectively.

The Company believes that its working capital, together with cash generated from operations and the net proceeds received from the offering, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its 1997 fiscal year end. On October 2, 1996, the Company signed an agreement to lease a new manufacturing facility in Austin comprised of 92,500 square feet with a planned relocation in the first fiscal quarter of 1998.

BACKLOG

The Company's backlog as of September 28, 1996 was approximately $40.5 million compared to approximately $40.1 million at June 29, 1996 and $80.7 million as of March 30, 1996. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. The Company believes, although there can be no assurance, that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

ACQUISITION

In July of 1996, the Company acquired Maxtron Corporation located in Dallas, Texas. Maxtron is a contract manufacturer focusing on high complexity, custom assemblies. The Company believes this acquisition will further establish and expand long-term relationships with OEM's of advanced electronic products in targeted geographic areas. However, no assurance can be given that such expansion will have a positive effect on the Company's operating results.

EMPLOYEES

As of September 28, 1996, the Company had 512 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

To the Company's knowledge, there are no pending legal proceedings to which it is a party or to which any of its property is subject that are material to the Company or its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit
         Number                       Description
         ------                       -----------
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

         10.21(1) Mobile Communication Standard Terms and Conditions dated
                  August 5, 1994 for Westinghouse Electric.

         10.22(2) Master Lease Agreement between XeTel Corporation and General
                  Electric Capital Corporation.

         10.23(2) $3,000,000 Promissory Note between XeTel Corporation and Rohm
                  USA, Inc.

         10.24    $7,000,000 Promissory Note between XeTel Corporation and
                  Texas Commerce Bank National Association

         10.25    Lease Agreement between XeTel Corporation and Braker Phase
                  III, Ltd.

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

               (3)  Included on the Statement of Operations.

         (b)  Reports on Form 8-K

              During the fiscal quarter ended September 28, 1996 no current reports on Form 8-K were filed.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XETEL CORPORATION
                                        (Registrant)

Date: November 1, 1996                  By: /s/ ANGELO A. DECARO, JR.
                                           -------------------------------
                                           Angelo A. DeCaro, Jr.
                                           President and Chief Executive Officer


Date: November 1, 1996                      /s/ RICHARD S. CHILINSKI
                                           -------------------------------
                                           Richard S. Chilinski
                                           Vice President,
                                           Chief Financial Officer
                                           and Assistant Secretary

                                 EXHIBIT INDEX



         Exhibit
         Number                       Description
         ------                       -----------
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

         10.21(1) Mobile Communication Standard Terms and Conditions dated
                  August 5, 1994 for Westinghouse Electric.

         10.22(2) Master Lease Agreement between XeTel Corporation and General
                  Electric Capital Corporation.

         10.23(2) $3,000,000 Promissory Note between XeTel Corporation and Rohm
                  USA, Inc.

         10.24    $7,000,000 Promissory Note between XeTel Corporation and
                  Texas Commerce Bank National Association

         10.25    Lease Agreement between XeTel Corporation and Braker Phase
                  III, Ltd.

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

               (3)  Included on the Statement of Operations.