Form 10-Q
period 1996-12-28
XETEL CORP
filed 1997-02-11
CIK 1003932

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

              For the quarterly period ended December 28, 1996,

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of February 3, 1997: 8,798,810.

                               XETEL CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

         Balance Sheet as of December 28, 1996 and March 30, 1996 ..........    3

         Statement of Operations for the three and nine months ended
            December 28, 1996 and December 30, 1995 ........................    4

         Statement of Changes in Stockholders' Equity for the nine
            months ended December 28, 1996 .................................    5

         Statement of Cash Flows for the three and nine months ended
            December 28, 1996 and December 30, 1995 ........................    6

         Notes to Financial Statements .....................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................    9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................   13


         Signatures ........................................................   13

Item 6.  Exhibits and Reports on Form 8-K ..................................   14

                               XETEL CORPORATION
                                 BALANCE SHEET
                        IN THOUSANDS, EXCEPT SHARE DATA
                                     ASSETS

                                                            December 28,  March 30,
                                                               1996        1996
                                                             --------    --------
                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                 $  6,768    $  5,142
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively                           12,012      19,547
   Inventories                                                 10,234      14,721
   Prepaid expenses and other                                   1,241       1,220
                                                             --------    --------
                  Total current assets                         30,255      40,630

Property and equipment, net                                     5,670       4,488
Land held for investment                                           38          38
Intangible assets                                               1,004        --
                                                             --------    --------
                  Total assets                               $ 36,967    $ 45,156
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                    $  7,706    $ 14,601
   Accrued federal income tax                                    --         2,674
   Accrued expenses and other liabilities                       2,739       2,795
                                                             --------    --------
                  Total current liabilities                    10,445      20,070

Deferred income taxes                                             164         164
Long term debt                                                     74        --

Commitments (Note 8)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      8,791,560 and 8,542,168 shares
      issued and 8,772,810 and 8,523,418
      shares outstanding, respectively                         20,930      19,430
   Retained earnings                                            5,691       5,547
   Deferred compensation                                         (337)        (55)
                                                             --------    --------
                  Total stockholders' equity                   26,284      24,922
                                                             --------    --------
                  Total liabilities and
                  stockholders' equity                       $ 36,967    $ 45,156
                                                             ========    ========

 The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF OPERATIONS
                        IN THOUSANDS, EXCEPT SHARE DATA
                                  (UNAUDITED)

                                           Three Months Ended                Nine Months Ended
                                       ----------------------------    ---------------------------
                                        December 28,    December 30,   December 28,   December 30,
                                           1996            1995            1996           1995
                                       ------------    ------------    ------------   ------------
Net sales                              $     17,979    $     33,416    $     66,370   $     83,046
Cost of sales                                17,007           29,15          61,635         72,470
                                       ------------    ------------    ------------   ------------
Gross profit                                    972           4,261           4,735         10,576
Selling, general and administrative
   expenses                                   1,596           1,557           4,729          4,115
                                       ------------    ------------    ------------   ------------
(Loss) income from operations                  (624)          2,704               6          6,461
Other income (expense), net                      84            (202)            218           (531)
                                       ------------    ------------    ------------   ------------
(Loss) income before income taxes              (540)          2,502             224          5,930
(Benefit) provision for income taxes           (206)            901              80          2,135
                                       ------------    ------------    ------------   ------------
Net (loss) income                      $       (334)   $      1,601    $        144   $      3,795
                                       ============    ============    ============   ============
Net (loss) income per share            $      (0.04)   $       0.22    $       0.02   $       0.52
                                       ============    ============    ============   ============
Weighted average                              8,773           7,337           9,332          7,338
                                       ============    ============    ============   ============
   shares outstanding

  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  IN THOUSANDS
                                  (unaudited)

                                                                                      Total
                                       Common Stock          Deferred    Retained Stockholders'
                                  Shares          Amount       Comp      Earnings    Equity
                                 --------        --------    --------    --------   --------
Balance, March 30, 1996             8,523        $ 19,430    $    (55)   $  5,547   $ 24,922
Stock options exercised                43              55        --          --           55
Amortization of deferred
   compensation                      --              --            12        --           12
Net income                           --              --          --           144        144
Acquisition - XeTel Dallas            207           1,448        (294)       --        1,154
Other                                --                (3)       --          --           (3)
                                 --------        --------    --------    --------   --------

Balance, December 28, 1996          8,773        $ 20,930    $   (337)   $  5,691   $ 26,284
                                 ========        ========    ========    ========   ========



 The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                               Three Months Ended           Nine Months Ended
                                                         ---------------------------  -----------------------------
                                                         December 28,   December 30,   December 28,     December 30,
                                                             1996          1995           1996             1995
                                                         ------------  -------------    ----------       ----------
Cash flows from operating activities:
   Net (loss) income                                      $     (334)   $    1,601    $      144       $    3,795
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                              533           331         1,453              974
      (Gain) loss on disposal of equipment                        (7)         --             (20)              94
   Changes in operating assets and liabilities:
      (Increase) decrease in --
        Trade accounts receivable                              1,450          (865)        7,823           (4,687)
        Inventories                                              716          (867)        4,790           (9,911)
        Prepaid expenses and other                                31            44            86             --
Increase (decrease) in --
        Trade accounts payable                                  (360)       (1,970)       (6,979)           4,118
        Accrued expenses and other liabilities                   186         3,584        (2,988)           5,587
                                                          ----------    ----------    ----------       ----------
        Cash provided by (used in) operating activities        2,215         1,858         4,309              (30)
                                                          ----------    ----------    ----------       ----------
Cash flows from investing activities:
   Purchases of property and equipment                          (391)         (409)       (1,025)          (1,889)
   Acquisition, net of cash acquired - XeTel Dallas             --            --             (18)            --
   Acquisition, net of cash acquired - XeTel West             (1,631)         --          (1,631)            --
                                                          ----------    ----------    ----------       ----------
         Cash used in investing activities                    (2,022)         (409)       (2,674)          (1,889)
                                                          ----------    ----------    ----------       ----------
Cash flows from financing activities:
   Net borrowings under debt agreements                          (31)         (221)          (61)           3,140
   Proceeds from stock options exercised                           1            11            55               39
   Other                                                        --            --              (3)            --
                                                          ----------    ----------    ----------       ----------
         Cash provided by financing activities                   (30)         (210)           (9)           3,179
                                                          ----------    ----------    ----------       ----------
Increase  in cash and cash equivalents                           163         1,239         1,626            1,260
Cash and cash equivalents, beginning of period                 6,605         1,343         5,142            1,322
                                                          ----------    ----------    ----------       ----------
Cash and cash equivalents, end of period                  $    6,768    $    2,582    $    6,768       $    2,582
                                                          ==========    ==========    ==========       ==========



  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 BUSINESS

As of December 28, 1996, XeTel Corporation ("XeTel" or the "Company") was a 49% owned subsidiary of Rohm USA, Inc. ("Rohm"), a wholly-owned subsidiary of Rohm Co. Ltd., Japan. XeTel provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers primarily in the telecommunications, networking, industrial and computer industries. XeTel incorporates its design and prototype services and assembly capabilities together with materials management, advanced testing, systems integration and order fulfillment services, to provide turnkey solutions for its customers.

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

NOTE 3 ACQUISITIONS

In July 1996, the Company acquired Maxtron Corporation located in Dallas, Texas. The fair value of the assets acquired, excluding cash, amounted to approximately $1 million. The cost in excess of net assets acquired amounted to approximately $637,000 and will be amortized as goodwill over a five-year period. The Company may have to pay additional contingent consideration upon the achievement of certain performance goals. This transaction was accounted for under the purchase method of accounting with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward.

In December 1996, the Company acquired the manufacturing operations of SBE, Inc. located in San Ramon, California for approximately $1.6 million in cash. The fair value of the assets acquired amounted to approximately $1.2 million. The costs, including acquisition costs, in excess of assets acquired amounted to approximately $433,000 and will be amortized as goodwill over a five-year period. The companies have also entered into a long term purchasing agreement under which SBE, Inc. will purchase contract manufacturing services from XeTel. The transaction was accounted for under the purchase method of accounting with the results of operations from the acquired manufacturing operations included in the Company's results from the acquisition date forward.

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

NOTE 5 INVENTORIES

Inventories consist of the following (in thousands):

                                        December 28, March 30,
                                            1996      1996
                                           -------   -------
Raw materials                              $ 6,278   $11,037
Work in progress                             3,676     3,396
Finished goods                                 280       288
                                           -------   -------
                                           $10,234   $14,721
                                           =======   =======

As of December 28, 1996 and March 30, 1996, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three and nine months ended December 28, 1996 and December 30, 1995 include provisions to the allowance for obsolete materials of $11,000, $42,000, $93,000 and $316,000, respectively.

NOTE 6 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                 December 28,   March 30,
                                   1996           1996
                                 ----------    ----------
Machinery and equipment          $   13,916    $   11,397
Furniture and fixtures                  335           334
Leasehold improvements                  409           405
                                 ----------    ----------
                                     14,660        12,136
Less: Accumulated depreciation
          and amortization           (8,990)       (7,648)
                                 ----------    ----------
                                 $    5,670    $    4,488
                                 ==========    ==========

NOTE 7 NOTES PAYABLE AND LONG-TERM DEBT

The Company has (i) a revolving line of credit for $3 million from Rohm, (ii) an equipment financing facility for $4 million from a financial services company, and (iii) a revolving credit facility for $7 million from a commercial bank. There were no outstanding balances under the Rohm or commercial bank revolving lines of credit.

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

Interest paid totaled $5,900, $12,500, $206,000 and $541,000 for the three and nine months ended December 28, 1996 and December 30, 1995, respectively.

NOTE 8 LEASE COMMITMENTS

XeTel leases its operating facilities and certain manufacturing and office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $395,000, $1,011,000, $188,000 and $562,000 during the three and nine months ended December 28, 1996 and December 30, 1995, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $407,000 in the remainder of 1997, $2,257,000 in 1998, $2,289,000 in 1999, $2,237,000 in 2000,
$2,140,000 in 2001 and an aggregate of $6,835,000 thereafter. As of December 28, 1996, Rohm has guaranteed rental payments of $615,000 related to the lease of the Company's operating facilities.

NOTE 9 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements and the operating facility lease guarantee described in Notes 7 and 8, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Purchases from such divisions were $113,000, $434,000, $233,000 and $690,000 for the three and nine months ended December 28, 1996 and December 30, 1995, respectively. Accounts payable to such divisions were $54,000 and $141,000 as of December 28, 1996 and March 30, 1996, respectively. Accounts receivable from such divisions were not significant.

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

The development and growth of the Company's business generally has followed the trend by OEMs in the electronics industry to outsource certain of their manufacturing requirements. Recognizing the benefits offered by using independent manufacturers, OEMs in the electronics industry have increasingly relied on independent manufacturers not only as a source of additional manufacturing capacity during periods of fluctuating demand, but as the primary source for their manufacturing and assembly needs. In addition, the Company has developed competencies in additional areas where it can add value to its customers' requirements, such as design, prototype, systems integration and order fulfillment and has sought to use such competencies to forge long-term relationships as a single source provider of turnkey solutions for its customers. In July 1996, XeTel acquired an independent contract manufacturer in Dallas, Texas. In December 1996, XeTel acquired the manufacturing operations of an original equipment manufacturer in San Ramon, California. These acquisitions were designed to further establish and expand long-term relationships with OEM's of advanced electronic products in targeted geographic areas.

The Company has and continues to focus certain of its resources to establish capabilities in design, prototype and other manufacturing services and to expand and diversify its customer base. The Company has reduced its role as a source of additional capacity for OEMs during periods of fluctuating product demand and has positioned itself to provide a more comprehensive set of services within the electronics manufacturing services industry. This shift in strategic focus, combined with improved materials management processes and the establishment of dedicated customer teams, have enabled the Company to offer additional services to support its customers' products throughout their life cycles. XeTel holds an ISO 9002 and BABT certification and in its assembly operations, has developed capabilities in next-stage technologies such as ball grid array.

RISK FACTORS

Fluctuations in Operating Results. XeTel's operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, volume of orders relative to the Company's capacity, timing of expenditures in anticipation of future sales, gain or loss of significant customers, variations in the mix between consignment and component purchase arrangements with customers, variations in the demand for products in the industries served by the Company and general economic conditions. Operating results also can be significantly influenced by the development and introduction of new products or technologies by the Company's customers, or such customer's competitors, which may materially and adversely affect the demand for the Company's services. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog typically is scheduled for delivery within 120 days. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of bookings received during the quarter which can be difficult to forecast. Backlog fluctuations affect the Company's ability to plan production and inventory levels, which could lead to fluctuations in operating results. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, or the rescheduling or cancellation of orders and commitments, may result in substantial fluctuations in backlog from period to period. The Company believes that backlog may not be a meaningful indicator of future operating results.

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

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 15%, 11% and 9%, respectively, of net sales for the nine months ended December 28, 1996. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a small number of customers for the foreseeable future.

Unavailability of Components and Materials. Components and material used by XeTel in producing surface mount assemblies and turnkey solutions are purchased by XeTel from approved suppliers of its customers. Any failure on the part of suppliers to deliver required components to the Company or any failure of such components to meet performance requirements could impair the Company's ability to meet scheduled shipment dates and could delay sales of systems by the Company's customers and thereby adversely affect the Company's business, financial condition and results of operations. The Company has experienced shortages of certain types of electronic components, and may experience shortages of certain electronic components that are in short supply generally within the electronics industry. Component shortages or price fluctuations, to the extent not absorbed by customers under their agreements with the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain components used in a number of the Company's customer programs are obtained from a single source.

Variability of Customer Requirements; Absence of Long-Term Purchase Orders. The level and timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of such factors are outside of the control of the Company. The Company typically does not obtain long-term purchase orders or commitments, but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. During the nine months ended December 28, 1996, certain major customers reduced significant orders with the Company due to orders which did not materialize and efforts to rebalance inventories. Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth and Expansion. The Company's design, prototype, assembly and turnkey solutions businesses and multi-site locations have grown in recent years. This growth has increased the Company's fixed costs and required it to hire additional personnel. Furthermore, the Company plans to establish one or more regional centers which will increase the Company's fixed costs and will require additional personnel. A continuing period of rapid growth, including geographic expansions, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to manage its existing resources more efficiently, to continue to invest in its operations, including its financial and management information systems and internal process controls, and to retain, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and its ability to retain key personnel could be materially and adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Net sales for the nine months ended December 28, 1996 decreased 20.1% to $66.4 million from $83.0 million for the corresponding period of the prior year. Net sales for the three months ended December 28, 1996 decreased 46.2% to $18.0 million from $33.4 million for the same prior year period. Lower sales were primarily attributable to cancellations and rescheduled orders from certain major telecommunications and networking customers.

Gross profit for the nine months ended December 28, 1996 decreased 55.2% to $4.7 million from $10.6 million in the comparable prior year period. Gross profit for the three months ended December 28, 1996 decreased 77.2% to $1.0 million from $4.3 million in the third quarter of fiscal 1996. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 7.1% for the first nine months of the 1997 fiscal year from 12.7% for the comparable prior year period. Gross margin decreased to 5.4% for the third quarter of the 1997 fiscal year from 12.6% for the comparable prior year period. The decrease in the Company's gross margin reflects the effects of lower sales levels and the lower absorption of fixed costs. On October 14, 1996, the Company announced a reduction in force of approximately 7% of its workforce. The Company believes this action, together with other cost saving measures were necessary to bring expenses more in line with revenues. Management intends to continue to expand the range of services it provides and focus on market opportunities where its capabilities in rendering value added services in a cost effective manner can improve productivity, product yields and utilization.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the nine months ended December 28, 1996 increased 14.9% to $4.7 million from $4.1 million in the corresponding period in fiscal 1996. SG&A expenses represented 7.1% of net sales for the nine months ended December 28, 1996 as compared to 5.0% for the nine months ended December 30, 1995. SG&A expenses for the three months ended December 28, 1996 remained relatively flat at $1.6 million as compared to the corresponding period in fiscal 1996. SG&A expenses represented 8.9% of net sales for the three months ended December 28, 1996 as compared to 4.7% for the three months ended December 30, 1995. Higher SG&A expenses were primarily attributable to increased public company related expenses and additional general and administrative expenses associated with newly acquired businesses.

Other income (expense), net for the nine months ended December 28, 1996 reflected income of $218,000 compared to an expense of $531,000 in the corresponding period in fiscal 1996. Other income (expense), net for the three months ended December 28, 1996 reflected income of $84,000 compared to $202,000 of expense in the corresponding period in fiscal 1996. The change was due to interest earned from an increase in cash and cash equivalents and a decrease in interest paid resulting from the payment of amounts outstanding under the revolving line of credit and notes payable to Rohm with a portion of the proceeds from the Company's initial public offering, effective February 14, 1996.

The provision for income taxes of $80,000 and $2.1 million reflects an effective tax rate of 35.7% and 36.0% for the nine months ended December 28, 1996 and December 30, 1995, respectively. The benefit for income taxes of $206,000 and the provision for income taxes of $901,000 reflects an effective tax rate of 38.1% and 36.0% for the three months ended December 28, 1996 and December 30, 1995, respectively. The higher effective tax rate for the three months ended December 28, 1996 was primarily due to the increased effect of permanent tax differences due to lower income before income taxes as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Since 1986 when Rohm acquired a controlling interest in the Company, XeTel has financed its business through cash generated by operations and a line of credit and other borrowings provided by Rohm. In February 1996, the Company made an initial public offering of its common stock. Net proceeds to the Company from the offering were $14.8 million.

During the prior fiscal year, additional borrowings were made from Rohm for working capital and capital equipment. The Company used a portion of the net proceeds of its initial public offering, effective February 14, 1996, to repay all amounts outstanding under the revolving line of credit and notes payable to Rohm. No amounts were outstanding to Rohm as of December 28, 1996 and March 30, 1996.

Net cash provided by operating activities during the three and nine months ended December 28, 1996 was $2.2 million and $4.3 million resulting primarily from cash provided by a decrease in inventory and accounts receivable offset by cash used by decreases in accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities was $1.9 million for the three months ended December 30, 1995 and net cash used by operating activities was $30,000 for the nine months ended December 30, 1995.

Capital expenditures during the three and nine months ended December 28, 1996 and December 30, 1995 were $0.4 million, $1.0 million, $0.4 million and $1.9 million, respectively. Management anticipates that capital expenditures in each of its 1997 and 1998 fiscal years will exceed the level of capital expenditures made in fiscal 1996. The Company's expenditures on research and development for the three and nine months ended December 28, 1996 and December 30, 1995 were $44,000, $135,000, $49,000 and $126,000, respectively.

As of December 28, 1996 and March 30, 1996, the Company's primary source of liquidity consisted of cash and cash equivalents of $6.8 million and $5.1 million, respectively. Working capital was $19.8 million and $20.6 million as of December 28, 1996 and March 30, 1996, respectively.

The Company has (i) a revolving line of credit for $3 million from Rohm, (ii) an equipment financing facility for $4 million from a financial services company, and (iii) a revolving credit facility for $7 million from a commercial bank. There were no outstanding balances under the Rohm or commercial bank revolving lines or credit.

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

Interest paid totaled $5,900, $12,200, $206,000 and $541,000 for the three and nine months ended December 28, 1996 and December 30, 1995, respectively.

The Company believes that its working capital, together with cash generated from operations and proceeds from available lines of credit, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its 1997 fiscal year end. On October 2, 1996, the Company signed an agreement to lease a new manufacturing facility in Austin comprised of 92,500 square feet with a planned relocation in the first fiscal quarter of 1998.

BACKLOG

The Company's backlog as of December 28, 1996 was approximately $58.4 million compared to approximately $40.5 million at September 28, 1996, $40.1 at June 29, 1996 and $80.7 million as of March 30, 1996. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. The Company believes, although there can be no assurance, that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

ACQUISITIONS

In July 1996, the Company acquired Maxtron Corporation located in Dallas, Texas. Maxtron is a contract manufacturer focusing on high complexity, custom assemblies. In December 1996, the Company acquired the manufacturing operations of SBE, Inc. located in San Ramon, California. Under the asset purchase agreement related to the SBE, Inc. transaction, the Company has acquired all manufacturing activities, including production. The companies have entered into a long term purchasing agreement under which SBE, Inc. will purchase contract manufacturing services from XeTel. The Company believes these recent acquisitions will further establish and expand long-term relationships with OEM's of advanced electronic products in targeted geographic areas. However, no assurance can be given that such expansion will have a positive effect on the Company's operating results.

In October of 1996, construction began on a new 92,500 square foot manufacturing facility in Austin, Texas to be leased by the Company over a twelve-year term. The Company plans on subleasing the existing space currently utilized by Austin manufacturing operations.

EMPLOYEES

As of December 28, 1996, the Company had 532 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union. The Company believes its employee relations to be satisfactory.

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


                                          XETEL CORPORATION
                                          (Registrant)

Date:    February  3, 1997                By:  /s/ Angelo A. DeCaro, Jr.
                                             -------------------------------
                                             Angelo A. DeCaro, Jr.
                                             President and Chief Executive
                                             Officer


Date:    February  3, 1997                   /s/ Richard S. Chilinski
                                             -------------------------------
                                             Richard S. Chilinski
                                             Vice President,
                                             Chief Financial Officer
                                             and Assistant Secretary

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

                    10.21(1) Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse Electric.

                    10.22(2) Master Lease Agreement between XeTel Corporation and General Electric Capital Corporation.

                    10.23(2) $3,000,000 Promissory Note between XeTel Corporation and Rohm USA, Inc.

                    10.24(3) $7,000,000 Promissory Note between XeTel Corporation and Texas Commerce Bank National Association

                    10.25(3) Lease Agreement between XeTel Corporation and Braker Phase III, Ltd.

                    11.1      Computation of Net Income (Loss) per Share.

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

                          (3) Incorporated by reference to the like-numbered
                   exhibits previously filed with the Registrant's September 1996 Form 10-Q.

     (b) Reports on Form 8-K

     During the fiscal quarter ended December 28, 1996 no current reports on Form 8-K were filed.