Form 10-K
period 1997-03-29
XETEL CORP
filed 1997-06-26
CIK 1003932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-K

                                  (Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                   For the fiscal year ended March 29, 1997,

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the transition period from _____ to ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ].

At June 4 , 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $23,021,769. At June 4, 1997, there were 8,835,810 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by the Form 10-K.

PART I

ITEM 1.  BUSINESS

THE COMPANY

XeTel Corporation ("XeTel" or the "Company") holds ISO 9002 and BABT certifications and provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies full-service manufacturing solutions to original equipment manufacturers ("OEMs") primarily in the telecommunications, networking and computer industries. The Company's design and prototype services support customers in the product development phase and assist in their efforts to reduce time to market and time to volume as well as production costs. In its assembly operations, the Company employs advanced surface mount technologies and manufacturing processes and has developed production capabilities using advanced packaging technologies such as ball grid array (BGA). The Company incorporates its design and prototype services and assembly capabilities, together with materials management, advanced testing, systems integration and order fulfillment services, to provide turnkey solutions for its customers. The Company believes that as a result of providing design and prototype services, it is well positioned to provide value added manufacturing of products through production volumes. The Company believes that its turnkey operations provide its customers with quick turnaround, greater production flexibility and shorter delivery cycles. The Company's principal OEM customers include Advanced Micro Devices, Aspect Telecommunications, Emerson Electric, General Instrument, Motorola, Primary Access Corporation, a subsidiary of 3Com Corporation ("3Com/Primary Access"), SBE, Telematics, a subsidiary of ECI Telecom Ltd., Titan, and Westinghouse Electric. The Company is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

The Company was incorporated in Texas in 1984 and reincorporated in Delaware in 1995. The Company maintains its principal executive offices at 2525 Brockton Drive, Austin, Texas 78758, and its telephone number is (512) 435-1000.

RISK FACTORS

The following summary of risk factors relevant to an investment in shares of the Company's common stock is derived, in part, from the section captioned "Risk Factors" in the prospectus of the Company dated February 13, 1996 (the "Prospectus"), as filed with the Securities and Exchange Commission (the "Commission") pursuant to the initial registration of shares of common stock of the Company under the Securities Act of 1933, as amended (the "Securities Act"). This discussion does not purport to be complete and is subject to, and qualified by, the discussion of risk factors set forth in the Prospectus. A copy of the Prospectus may be inspected without charge at the Commission's principal offices in Washington, D.C. and copies of all or any part thereof may be obtained from such office upon payment of prescribed fees.

FLUCTUATIONS IN OPERATING RESULTS. XeTel's operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, the volume of orders relative to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers, variations in the mix between consignment and component purchase arrangements with customers, variations in the demand for products in the industries served by the Company and general economic conditions. Operating results can also be significantly influenced by the development and introduction of new products or technologies by the Company's customers, or such customer's competitors, which may materially and adversely affect the demand for the Company's services. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of bookings received during the quarter which can be difficult to forecast. Backlog fluctuations affect the Company's ability to plan production and inventory levels, which could lead to fluctuations in operating results. Variations in the size and delivery schedules of purchase orders received by the Company, changes in customers' delivery requirements, or the rescheduling or cancellation of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results.

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Results of operations in any period should not be considered indicative of the results for any future period, and fluctuations in operating results may result in fluctuations in the price of the Company's common stock. Due to the foregoing factors, among others, the Company's operating results in some future quarters may be below the expectations of stock market analysts and investors. In such event, there could be an immediate and significant adverse effect on the trading price of the common stock of the Company.

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 14%, 9% and 8%, respectively, of net sales for its fiscal year ended March 29, 1997 ("fiscal 1997"). For the year ended March 30, 1996 ("fiscal 1996"), the Company's three largest customers accounted for approximately 24%, 18% and 15%, of its net sales. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a small number of customers for the foreseeable future.

UNAVAILABILITY OF COMPONENTS AND MATERIALS. Components and material used by XeTel in producing surface mount assemblies and turnkey solutions are purchased by XeTel from approved suppliers of its customers. Any failure on the part of suppliers to deliver required components to the Company or any failure of such components to meet performance requirements could impair the Company's ability to meet scheduled shipment dates and could delay sales of systems by the Company's customers and thereby adversely affect the Company's business, financial condition and results of operations. The Company has in the past experienced shortages of certain types of electronic components, and may experience shortages of certain electronic components that are in short supply generally within the electronics industry. Component shortages or price fluctuations, to the extent not absorbed by customers under its agreements with the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain components used in a number of the Company's customer programs are obtained from a single source.

VARIABILITY OF CUSTOMER REQUIREMENTS; ABSENCE OF LONG-TERM PURCHASE ORDERS. The level and timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of such factors are outside of the control of the Company. The Company typically does not obtain long-term purchase orders or commitments, but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. During fiscal 1997, certain major customers reduced significant orders with the Company due to competitive factors and efforts to rebalance inventories. Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH AND EXPANSION. The Company's design, prototype, assembly and turnkey solutions business and multi-site locations have grown rapidly in recent years. This growth has increased the Company's fixed costs and required it to hire additional personnel. Furthermore, the Company plans to establish additional regional manufacturing services centers which will increase the Company's fixed costs and will require additional personnel. A continuing period of rapid growth, including geographic expansions, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to manage its existing resources more efficiently, to continue to invest in its operations, including its financial and management information systems and internal process controls, and to retain, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and its ability to retain key personnel could be materially and adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

INDUSTRY OVERVIEW

The electronics manufacturing services market emerged over 20 years ago as a result of the need by OEMs to utilize additional manufacturing sources for excess production capacity when in-house capacity was insufficient to meet product demand. Small, local manufacturers were often used by OEMs for temporary and unpredictable capacity overruns and for specialty work, when required. As a result of the capital intensive requirements of the manufacturing process and the demand for more complex and sophisticated technologies, outsourcing by OEMs has continued to gain acceptance. Today, many OEMs consider the electronics manufacturing services industry an integral part of their business and manufacturing strategy and have established long-term relationships with electronics manufacturers. As a result, the electronics manufacturing services industry has experienced significant growth. The Institute for Interconnecting and Packaging Electronic Circuits ("IPC") estimates the market for providing electronics manufacturing services was $14 billion in 1996, 63% of which was attributable to the approximately 25 companies in the industry that achieved net sales in 1996 of over $100 million. According to IPC, sales for companies in the electronics manufacturing services industry have grown since 1984, and will continue to grow through 2000, at an average rate of 20% per year.

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

DEVELOP DESIGN, PROTOTYPE, AND MANUFACTURING SERVICES CENTERS IN TARGETED GEOGRAPHIC AREAS. XeTel has expanded the range of its value added services to include design, prototype and preproduction services, volume production, testing, system integration, and order fulfillment. During fiscal 1997, additional full-service manufacturing centers were acquired in Dallas, Texas and San Ramon, California. By offering these services, the Company believes that it is well positioned with its customers to provide value added manufacturing of their products through production volumes. The Company plans to establish similar design, prototype and manufacturing service centers in other geographic areas which have a high current customer concentration, or in certain other targeted geographic markets. This expansion may be implemented by acquisitions of existing companies or the commencement of new operations in these areas. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company's business, financial condition and results of operations or that any such acquisition will enhance the Company's business.

EXPAND STATE-OF-THE-ART MANUFACTURING CAPACITY. The Company intends to increase its manufacturing throughput capacity by investing in advanced test, surface mount ("SMT") and other equipment and by leasing additional space to support its needs for additional capacity. The Company is in the process of relocating its manufacturing operations in Austin into a new 92,500 square foot facility during fiscal 1998. The Company expects to continue to expand its manufacturing facilities with state-of-the-art equipment and retain additional personnel to increase its production capacity and enhance its customer service.

CONTINUE TO IMPROVE PRODUCTION AND BUSINESS PROCESSES. The Company continually seeks to improve production quality and reduce cycle time. The Company combines materials management and continuous flow manufacturing with sophisticated computer-aided design and manufacturing capabilities to shorten the time from receipt of customers' electronic design data to manufacturing. The Company will continue to coordinate its design, prototype, manufacturing and support operations to provide customers with quick turnaround, greater production flexibility and shorter delivery cycles. In addition, the Company seeks to refine its computer integrated manufacturing processes, including management resources planning ("MRP II"), materials procurement and order fulfillment. All of the quality management systems at the Company's three sites are ISO 9002 certified.

EXPAND SERVICES TO TARGETED CUSTOMERS. The Company targets customers with which it can establish long-term, primary or sole source relationships and endeavors to provide such customers with turnkey solutions for existing and new products. The Company intends to expand the range of services that it provides by developing expertise in areas complementary to the Company's existing capabilities and identifying additional market opportunities where its capabilities can improve customer time to market, time to volume, product yields and utilization.

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

SURFACE MOUNT ASSEMBLY SERVICES. XeTel has made a substantial investment in specialized equipment which includes 18 SMT machines, GenRad and Realm testers and nitrogen atmosphere reflow soldering machines. In addition, the Company employs advanced manufacturing processes, including sophisticated surface mount technologies. SMT has generally replaced pin-through-hole technology as the preferred method for printed circuit board assemblies. Using SMT, the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes, thereby accommodating a substantially greater component density than can be achieved with pin-through-hole technology. This permits a reduction in the size of the printed circuit board which, in turn, enhances the performance of the product and can reduce the costs of materials. Advanced surface mount technologies, which include double-sided component attachment and fine pitch SMT component placement, have further increased the component density and reduced the printed circuit board size. Double-sided component attachment consists of SMT components placed on both sides of the printed circuit board, and fine pitch SMT involves placing components with tightly spaced leads, typically less than 30 mil lead-to-lead spacing. Currently, the most common fine pitch surface mount device is a quad flat pack ("QFP"), which is a device with tightly spaced leads around the periphery. Substantially all of the printed circuit boards assembled by the Company utilize SMT, and an increasing percentage employ fine pitch SMT and double-sided SMT attachment. In addition, XeTel continues to devote resources to develop new process technologies to support customer requirements.

XeTel has integrated BGA placement capabilities into its manufacturing processes. A BGA component has leads arrayed on the underside of the component which supports higher speed devices and results in better assembly yields than fine pitch surface mount placement. XeTel is currently directing additional resources into the development of COB technology and has produced engineering samples utilizing this technology. Two methods of COB technology exist: direct chip attachment ("DCA") and wirebonding. Specifically, DCA (commonly known as "flip-chip") involves placing the chip (or integrated circuit) with the leads facing down so that the electrical interconnects are in direct contact with the printed circuit board. In comparison, wirebonding involves sequentially bonding wires from the chip leads to the printed circuit board.

TURNKEY SOLUTIONS. To meet the diverse requirements and specifications of its customers, the Company has broadened the range of its electronics manufacturing services to provide turnkey solutions. The Company's turnkey solutions generally consist of product design and prototype, component procurement, utilization of the components to manufacture printed circuit board assemblies, testing, systems integration services, order fulfillment and distribution to the OEM or directly to its customers. The Company's testing services include test development, board-level in-circuit testing and functional and environmental stress screening of both board-level and system-level products.

ADVANCED MANUFACTURING PROCESSES. XeTel has applied statistical process control ("SPC") and design of experiment ("DOE") techniques in order to control its critical process parameters. Additionally, the Company's total quality management ("TQM") approach supports continuous improvement in key processes such as cycle time reduction. To improve production efficiencies, a variety of computer-aided manufacturing methods have been implemented. For example, the Company has implemented an innovative automated system to reduce the set-up time and improve the quality of loading components on its SMT placement machines, and has also internally developed a data collection system which utilizes touchscreen technology to gather data to maintain process controls and provide quality feedback. The quality management systems at the Company's three facilities are ISO 9002 certified.

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

PROGRAM MANAGEMENT. Customer responsiveness is a key priority at XeTel. To provide better service to its customers, the Company has implemented a customer team approach. Each customer team typically consists of a program manager, an assigned customer engineer and a materials planner, resulting in a cohesive group with expertise in the production process. Customer teams interact with customers on a regular basis and work with XeTel's engineering, materials management and manufacturing personnel to enhance responsiveness to customers.

CUSTOMERS AND MARKETING

XeTel has over 13 years of experience in the electronics manufacturing services industry. The Company serves a diversified customer base consisting of approximately 100 customers spread over a variety of growing industries, including the telecommunications, networking and computer industries.

Although XeTel serves a large and varied group of customers, a substantial portion of the Company's sales are derived from a small number of customers. Three of the Company's customers, Aspect Telecommunications, General Instrument, and 3Com/Primary Access, accounted for 14%, 9% and 8% of the Company's net sales for fiscal 1997, respectively, and 7%, 0% and 24% of net sales for fiscal 1996, respectively. In addition, the Company's fifteen largest customers (including Aspect Telecommunications, General Instrument, and 3Com/Primary Access) collectively accounted for approximately 75% of the Company's net sales during fiscal 1997. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company markets its services through its sales and marketing organization and its customer support and service organization. The Company also utilizes independent sales representative organizations located in the major electronics market areas in the United States to develop new customer introductions and generate new orders from existing customers.

COMPETITION

XeTel competes in the electronics manufacturing services industry which is highly fragmented and is characterized by intense competition. The Company competes against numerous domestic independent electronics manufacturers, including ACT Manufacturing, Atlantic Design, AVEX Electronics, Benchmark Electronics, DII Group, Flextronics, IEC Electronics, Jabil Circuit, SCI Systems, Solectron and numerous regional manufacturers. Certain of these competitors have substantially greater manufacturing, financial and marketing resources than the Company. In addition, the Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. Current and prospective customers continually evaluate the merits of manufacturing products internally and will from time to time offer manufacturing services to third parties in order to utilize excess capacity. During downturns in the electronics industry, OEMs may become more price sensitive.

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

BACKLOG

The Company's backlog as of March 29, 1997 was approximately $66.1 million compared to approximately $80.7 million as of March 30, 1996. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of March 29, 1997, the Company had 546 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

The Company's success depends to an extent upon the continued services of several key employees. The loss of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.

ENVIRONMENTAL MATTERS

In the past, electronics manufacturing services companies have used chlorofluorocarbon ("CFC") cleaners which are believed to contribute to depletion of the ozone layer in the atmosphere. In 1993, the Company eliminated the use of CFC-based chemicals in its manufacturing operations.

The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. The Company believes that its facilities currently comply with all applicable regulations regarding environmental protection. The cost to the Company of such compliance to date has not materially affected the Company's business, financial condition or results of operations. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. The Company cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect the Company's business, financial condition and results of operations.

ACQUISITIONS

In July 1996, the Company acquired Maxtron Corporation located in Dallas, Texas. Maxtron was a contract manufacturer focusing on high complexity, custom assemblies. In December 1996, the Company acquired the manufacturing operations of SBE, Inc. located in San Ramon, California. Under the asset purchase agreement related to the SBE, Inc. transaction, the Company acquired all manufacturing activities, including production. The companies have entered into a long term purchasing agreement under which SBE, Inc. will purchase contract manufacturing services from the Company. The Company believes these recent acquisitions will further establish and expand long-term relationships with OEM's of advanced electronic products in targeted geographic areas. However, no assurance can be given that such expansion will have a positive effect on the Company's operating results.

ITEM 2.  PROPERTIES

XeTel leases a 105,000 square foot facility in Austin, Texas for its executive offices and manufacturing operations. In October of 1996, construction began on a new 92,500 square foot manufacturing facility in Austin, Texas to be leased by the Company over a twelve-year term. The Company plans on subleasing the existing space currently utilized by Austin manufacturing operations. Additional manufacturing plants are located in Dallas, Texas (22,000 square feet) and San Ramon, California (25,000 square feet).

A disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, theft, government intervention or a natural disaster such as fire, earthquake, or flood could cause the Company to limit its manufacturing operations and consequently have a material adverse effect on the Company.

The Company believes that its existing facilities are adequate for its current level of business. The Company anticipates that additional space will be needed to meet increased demand associated with targeted geographic markets currently not served by the Company.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS

COMMON STOCK INFORMATION

The following table sets forth the quarterly high and low per share sales prices of the Company's common stock by quarter for fiscal 1997 and the fourth quarter of fiscal 1996 as quoted on the NASDAQ Stock Exchange. The Company's stock began trading on NASDAQ under the symbol XTEL on February 14, 1996. Therefore, there is no price information for the first three quarters of fiscal 1996.



                      1997                         1996
                      ----                         ----
QUARTER          HIGH           LOW          HIGH         LOW
                 ----           ---          ----         ---
First ....      $10           $6 5/8          n/a          n/a

Second ...        7 7/8        3 3/4          n/a          n/a

Third ....            5        3 1/4          n/a          n/a

Fourth ...        6 1/8        3 3/4          $10           $8

XeTel has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. As of June 18, 1997, the approximate number of record shareholders was 2,086 based upon the information obtained from the Company's transfer agent.

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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             Fiscal Year Ended
                                                       ----------------------------------------------------------------
                                                       March 29,     March 30,     April 1,      April 2,      April 3,
                                                         1997         1996           1995          1994          1993
                                                        -------     ---------      --------      --------      --------
Statement of Operations Data:

Net sales                                               $90,453     $ 117,846      $ 64,507      $ 52,451      $ 57,791
Cost of sales                                            83,442       102,605        58,689        49,801        52,904
                                                        -------     ---------      --------      --------      --------

Gross profit                                              7,011        15,241         5,818         2,650         4,887
Selling, general and administrative expenses              6,573         5,875         4,146         4,059         4,110
                                                        -------     ---------      --------      --------      --------

Income (loss) from operations                               438         9,366         1,672        (1,409)          777
Interest income (expense), net                              268          (605)         (411)         (323)         (341)
                                                        -------     ---------      --------      --------      --------

Income (loss) before income taxes                           706         8,761         1,261        (1,732)          436
Provision (benefit) for income taxes                        257         3,106           319          (252)          196
                                                        -------     ---------      --------      --------      --------

Net income (loss)                                       $   449     $   5,655      $    942      $ (1,480)     $    240
                                                        =======     =========      ========      ========      ========
Net income (loss) per share                             $  0.05     $    0.76      $   0.14      $  (0.53)     $   0.04
                                                        =======     =========      ========      ========      ========
Weighted average shares outstanding                       9,575         7,411         6,646         2,764(1)      6,645

Balance Sheet Data:

Working capital                                         $20,384     $  20,560      $  1,007      $  1,137      $  2,362
Total assets                                             39,802        45,156        22,950        15,282        18,735
Notes payable and current portion of long-term debt          --            --         7,016         5,612         6,981
Long-term debt, less current portion                         42            --            --           379           854
Stockholders' equity                                    $26,661     $  24,922      $  4,403      $  3,446      $  4,926

(1) Weighted average shares outstanding excludes shares of common stock issuable upon the conversion of the outstanding shares of Series A Preferred Stock because the inclusion of such shares would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth above and elsewhere.

OVERVIEW

XeTel was founded in 1984. In 1986, Rohm U.S.A., Inc., ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company, acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. In a number of cases, such services were rendered during periods in which customers were experiencing fluctuations in demand for their products. During such periods, the Company's net sales and operating results were and are subject to significant fluctuations that often were and are tied to the market demand for its customers' products, competitive factors and the customers' need to utilize independent manufacturers to maintain sufficient product supply to meet such demand. In addition, in the past, the Company's customer base was concentrated within the computer industry. Due to intense competitive pressures within the computer industry, as well as fluctuations in overall demand and lower production volumes, the Company generally experienced lower gross margins.

Gross margins and operating results are also affected by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. XeTel generally has idle capacity and reduced operating margins during periods of lower-volume production.

In an effort to achieve greater stability and higher gross margins, the Company made the strategic decision in 1993 to reduce its dependence on the computer industry and expand its service offerings in order to establish long-term relationships with targeted customers in diversified markets. With the addition of new management personnel in 1993, including a new President in September 1993, the Company focused certain of its resources to establish capabilities in product design and prototype, improve materials management processes, restructure the Company's management organization, establish dedicated customer teams, and to expand and diversify its customer base. The Company has reduced its role as a source of additional capacity for OEMs during periods of fluctuating product demand and has positioned itself to provide a more comprehensive set of services within the electronics manufacturing services industry.

The development and growth of the Company's business has generally followed the trend by OEMs in the electronics industry to outsource certain of their manufacturing requirements. Recognizing the benefits offered by using independent manufacturers, OEMs in the electronics industry have increasingly relied on independent manufacturers not only as a source of additional manufacturing capacity during periods of fluctuating demand, but as the primary source for their manufacturing and assembly needs. In addition, the Company has developed competencies in additional areas where it can add value to its customers' requirements, such as design, prototype, systems integration and order fulfillment and has sought to use such competencies to forge long-term relationships as a single source provider of turnkey solutions for its customers. During fiscal 1997, XeTel acquired two full-service manufacturing services centers in Dallas, Texas and San Ramon, California to further establish and expand its long-term relationships with OEM's of advanced electronic products.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in the Statement of Income. The financial information and the discussion below should be read in conjunction with the financial statements and notes thereto.


                                                           Fiscal Year Ended
                                              ------------------------------------------------
                                               March 29,         March 30,         April 1,
                                                  1997              1996             1995
                                              -------------     -------------     ------------

Net sales                                           100.0%           100.0%           100.0%

Cost of sales                                        92.2             87.1             91.0
                                                    -----            -----            -----
Gross profit                                          7.8             12.9              9.0
Selling, general and administrative expenses          7.3              5.0              6.4
                                                    -----            -----            -----
Income from operations                                0.5              7.9              2.6
Interest income (expense), net                        0.3             (0.5)            (0.6)
                                                    -----            -----            -----
Income before income taxes                            0.8              7.4              2.0
Provision for income taxes                            0.3              2.6              0.5
                                                    -----            -----            -----
Net income                                            0.5%             4.8%             1.5%
                                                    =====            =====            =====

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales for fiscal 1997 decreased 23.2% to $90.5 million from $117.8 million for fiscal 1996. The decrease in net sales was primarily due to cancellations and rescheduled orders from certain of the Company's major telecommunications and networking customers. The Company's sales to its three largest customers for fiscal 1997 represented 14%, 9% and 8%, respectively, of net sales for such year. Sales to the Company's three largest customers for fiscal 1996 represented 24%, 18% and 15%, respectively, of net sales for such year.

Gross profit for fiscal 1997 decreased 53.9% to $7.0 million from $15.2 million in fiscal 1996. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 7.8% for fiscal 1997 from 12.9% for fiscal 1996. The decrease in the Company's gross margin reflects the effects of lower sales levels and the lower absorption of fixed costs. The lower sales levels also contributed to lower inventory and accounts receivable balances. Management intends to continue to expand the range of services it provides and focus on market opportunities where its capabilities in rendering value added services in a cost effective manner can improve productivity, product yields and utilization.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for fiscal 1997 increased 10.2% to $6.5 million from $5.9 million in fiscal 1996. SG&A expenses represented 7.3% of net sales for fiscal 1997 as compared to 5.0% for fiscal 1996. Higher SG&A expenses were primarily attributable to increased public company expenses and additional expenses associated with newly acquired businesses.

Interest income for fiscal 1997 was $268,000 versus an expense of $605,000 for fiscal 1996. The change was due to interest earned from an increase in cash and cash equivalents and a decrease in interest paid resulting from the payment of amounts outstanding under the Company's revolving line of credit and notes payable. This debt was paid off in February, 1996 with a portion of proceeds from the Company's initial public offering.

The provision for income taxes of $257,000 and $3.1 million reflects an effective tax rate of 36.4% and 35.5% for fiscal 1997 and fiscal 1996, respectively. The lower effective tax rate for fiscal 1996 was due to a decrease in the Company's valuation allowance. As a result of the decrease, the Company had no valuation allowance at March 30, 1996 or March 29, 1997.

FISCAL 1996 COMPARED TO FISCAL 1995


Net sales for fiscal 1996 increased 82.7% to $117.8 million from $64.5 million for the year ended April 1, 1995 ("fiscal 1995"). The increase in net sales was primarily due to increased shipments to the Company's major customers in the telecommunications and networking segments of the electronics market. The Company's sales to its three largest customers for fiscal 1996 represented 24%, 18% and 15%, respectively, of net sales for such year. Sales to the Company's three largest customers for fiscal 1995 represented 34%, 10% and 7%, respectively, of net sales for such year.

Gross profit for fiscal 1996 increased 162.0% to $15.2 million from $5.8 million in fiscal 1995. Gross margin increased to 12.9% for fiscal 1996 from 9.0% for fiscal 1995. The improvement in the Company's gross profit and gross margin was primarily attributable to two factors: (i) increased shipments resulting from a focused strategy on key markets which contributed to a better absorption of fixed costs, and (ii) manufacturing efficiencies resulting from productivity and product yield improvements. The significant increase in net sales contributed to an increase in inventory to $14.7 million at March 30, 1996 from $7.3 million at April 1, 1995.

SG&A expenses for fiscal 1996 increased 41.7% to $5.9 million from $4.1 million in fiscal 1995. SG&A expenses represented 5.0% of net sales for fiscal 1996 as compared to 6.4% for fiscal 1995. The increase in the dollar amount of SG&A expenses was attributable to increased expenses primarily associated with higher net sales. The decrease in SG&A expenses as a percentage of net sales was principally attributable to higher net sales for fiscal 1996.

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


QUARTERLY RESULTS

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data).

                                                                     Three Months Ended
                                            -----------------------------------------------------------------
                                              March 29,          Dec. 28,       Sept. 28,           June 29,
FISCAL 1997                                     1997              1996             1996               1996
                                            ------------      ------------      ------------     ------------
Statement of Operations Data:
   Net Sales                                 $24,083            $17,979            $20,129         $28,262
   Gross Profit                                2,276                972                857           2,906
   Income (loss) from operations                 432               (624)              (674)          1,304
   Net income (loss)                             305               (334)              (368)            846
                                             =======            =======            =======         =======
   Net income (loss) per share               $  0.03            $ (0.04)           $ (0.04)        $  0.09
                                             =======            =======            =======         =======
   Weighted average shares outstanding         9,587              8,773              8,742           9,503
                                             =======            =======            =======         =======

                                                                  Three Months Ended
                                            -----------------------------------------------------------------
                                               March 30,         Dec. 30,        Sept. 30,          July 1,
FISCAL 1996                                     1996              1995             1995               1995
                                            ------------      ------------      ------------     ------------
Statement of Operations Data:
   Net Sales                                    $ 34,800          $ 33,416          $ 28,498         $ 21,132
   Gross Profit                                    4,665             4,261             3,642            2,673
   Income from operations                          2,905             2,704             2,315            1,442
   Net income                                      1,860             1,601             1,360              834
                                                ========          ========          ========         ========
   Net income per share                         $   0.22          $   0.22          $   0.18         $   0.12
                                                ========          ========          ========         ========
   Weighted average shares outstanding             8,426             7,337             7,265            6,646
                                                ========          ========          ========         ========

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $20.4 million at the end of fiscal 1997, compared to $20.6 million at the end of fiscal 1996. In addition to the Company's working capital as of March 29, 1997, which includes cash and cash equivalents of $7.0 million, the Company also has $20 million available from unused credit facilities.

Net cash provided by operating activities during fiscal 1997 was $4.9 million. Net cash used in operating activities was $1.5 million in fiscal 1996 and net cash provided by operating activities was $1.9 million in fiscal 1995.

Prior to the Company's initial public offering in February, 1996, XeTel financed its business through cash generated by operations and a line of credit and other borrowings provided by Rohm. Net proceeds from the offering were $14.8 million. During fiscal 1996, additional borrowings were made from Rohm for working capital and capital equipment. The Company used a portion of the net proceeds of its initial public offering, effective February 14, 1996, to repay all amounts outstanding under the revolving line of credit and notes payable to Rohm. No loan amounts were outstanding to Rohm as of March 29, 1997 and March 30, 1996.

Capital expenditures during fiscal 1997, 1996 and 1995 were $1.4 million, $2.5 million and $2.0 million, respectively. Management anticipates capital expenditures in 1998 will exceed the level of capital expenditures made in fiscal 1997. The Company's expenditures on research and development in fiscal 1997, 1996 and 1995 were $180,000, $174,000 and $188,000, respectively.

The Company has (i) a revolving line of credit for $10 million from a commercial bank, (ii) a $2.5 million term loan facility, (iii) an unused equipment financing facility for $4 million from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm. There were no outstanding loan balances under the commercial bank or Rohm lines of credit as of March 29, 1997 and March 30, 1996.

The bank facility bears interest at LIBOR plus 1.25% or 1.75% and/or prime (such rate determined based upon the amounts and period of loans), matures August 1998 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-eighth of one percent (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The term loan facility bears interest at 9.2% with a maturity of August 31, 2000. The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires on March 31, 1998. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

The financing facilities contain certain restrictions which, among other things, require maintenance of a minimum level of tangible net worth and other operating and financial ratios.

The Company believes that its working capital, together with cash generated from operations and financing facilities, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its 1998 fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by item 8 of form 10-K is presented here in the following order:

Report of Independent Accountants .....................................................................     16

Balance Sheet as of March 29, 1997 and March 30, 1996 .................................................     17

Statement of Income for the fiscal years ended March 29, 1997, March 30, 1996 and April 1,1995 ........     18

Statement of Changes in Stockholders' Equity for the fiscal years ended March 29, 1997,
     March 30,  1996 and  April 1,  1995 ..............................................................     19

Statement of Cash Flows for the fiscal years ended March 29, 1997, March 30, 1996 and April 1,1995 ....     20

Notes to Financial Statements .........................................................................     21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of XeTel Corporation

In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of XeTel Corporation (the "Company") at March 29, 1997 and March 30, 1996 and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 29, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
    ------------------------------------
    PRICE WATERHOUSE LLP

Austin, Texas
April 29, 1997

                              XETEL CORPORATION
                                BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                               ASSETS

                                                        March 29,    March 30,
                                                          1997         1996
                                                      -----------   -----------
Current assets:
   Cash and cash equivalents                           $  7,032      $  5,142
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively                     13,886        19,547
   Inventories                                           10,499        14,721
   Prepaid expenses and other                             1,836         1,220
                                                       --------      --------
                  Total current assets                   33,253        40,630
Property and equipment, net                               5,599         4,526
Goodwill                                                    950            --
                                                       --------      --------
                  Total assets                         $ 39,802      $ 45,156
                                                       ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                              $  9,940      $ 14,601
   Accrued federal income tax                                --         2,674
   Accrued expenses and other liabilities                 2,929         2,795
                                                       --------      --------
                  Total current liabilities              12,869        20,070

Deferred income taxes                                       230           164
Long term debt                                               42            --
Commitments (Note 7)                                         --            --

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      8,816,085 and 8,542,168 shares
      issued and 8,795,589 and 8,523,418
      shares outstanding, respectively
                                                         20,998        19,430
   Retained earnings
                                                          5,996         5,547
   Deferred compensation                                   (333)          (55)
                                                       --------      --------
                  Total stockholders' equity             26,661        24,922
                                                       --------      --------
                  Total liabilities and
                     stockholders' equity              $ 39,802      $ 45,156
                                                       ========      ========

  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                              STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Fiscal Year Ended
                                             -----------------------------------------------
                                               March 29,        March 30,         April 1,
                                                 1997             1996              1995
                                             ------------     ------------      ------------
Net sales                                    $     90,453     $    117,846      $     64,507
Cost of sales                                      83,442          102,605            58,689
                                             ------------     ------------      ------------
Gross profit                                        7,011           15,241             5,818
Selling, general and
   administrative
   expenses                                         6,573            5,875             4,146
                                             ------------     ------------      ------------
Income from operations                                438            9,366             1,672
Interest income (expense), net                        268             (605)             (411)
                                             ------------     ------------      ------------
Income before income taxes                            706            8,761             1,261
Provision for income taxes                            257            3,106               319
                                             ------------     ------------      ------------
Net income                                   $        449     $      5,655      $        942
                                             ============     ============      ============
Net income per share                         $       0.05     $       0.76      $       0.14
                                             ============     ============      ============
Weighted average                                    9,575            7,411             6,646
   shares outstanding                        ============     ============      ============


  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                         Retained
                                           Series A                                                      Earnings        Total
                                        Preferred Stock               Common Stock           Deferred  (Accumulated  Stockholders'
                                      Shares       Amount          Shares      Amount          Comp       Deficit)        Equity
                                     -------      --------      --------      --------       -------      --------      --------
Balance, April 2, 1994                 3,864      $  3,235         2,502      $  1,261            --      $ (1,050)     $  3,446
Stock options exercised                   --            --            10            15            --            --            15
   Net income                             --            --            --            --            --           942           942
                                     -------      --------      --------      --------       -------      --------      --------
Balance, April 1, 1995                 3,864         3,235         2,512         1,276            --          (108)        4,403

Stock options exercised                   --            --            53            65            --            --            65
Deferred compensation                     --            --            --            64       $  (64)            --            --

Amortization of deferred
   compensation                           --            --            --            --             9            --             9

Net income                                --            --            --            --            --         5,655         5,655

Conversion of preferred stock         (3,864)       (3,235)        3,864         3,235            --            --            --

Issuance of common
   stock under initial
   public offering                        --            --         2,094        14,790            --            --        14,790
                                     -------      --------      --------      --------       -------      --------      --------

Balance, March 30, 1996                   --            --         8,523        19,430           (55)        5,547        24,922

Stock options exercised                   --            --            68            77            --            --            77

Tax benefit on disqualifying
   dispositions                           --            --            --            46            --            --            46

Amortization of deferred
   compensation                           --            --            --            --            16            --            16

Acquisition- XeTel Dallas                 --            --           207         1,448          (294)           --         1,154

Net Income                                --            --            --            --            --           449           449

Other                                     --            --            (2)           (3)           --            --            (3)
                                     -------      --------      --------      --------       -------      --------      --------
Balance, March 29, 1997                   --      $     --         8,796      $ 20,998      $  (333)      $  5,996      $ 26,661
                                     =======      ========      ========      ========      ========      ========      ========



   The accompanying notes are an integral part of these financial statements

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                            Fiscal Year Ended
                                                                 ------------------------------------------
                                                                   March 29,     March 30,       April 1,
                                                                    1997           1996             1995
                                                                 ----------      ----------      ----------
Cash flows from operating activities:
   Net income                                                    $      449      $    5,655      $      942
   Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
        Depreciation and amortization                                 2,080           1,453           1,341
        Deferred income tax benefit                                       5            (323)             --
        (Gain) loss on disposal of equipment                             16              94              (2)
   Change in operating assets and liabilities:
       (Increase) decrease in--
            Trade accounts receivable                                 5,949          (9,250)         (3,573)
            Inventories                                               4,524          (7,413)         (2,466)
            Prepaid expenses and other                                 (509)           (428)             (4)
        Increase (decrease) in--
            Trade accounts payable                                   (4,745)          3,922           6,082
            Accrued expenses, taxes, and other
            liabilities                                              (2,799)          4,778            (392)
                                                                 ----------      ----------      ----------
        Cash provided by (used in) operating activities               4,970          (1,512)          1,928
                                                                 ----------      ----------      ----------

Cash flows from investing activities:
   Proceeds from sale of equipment                                       --              --               2
   Purchases of property and equipment                               (1,416)         (2,507)         (2,049)
   Acquisition, net of cash acquired - XeTel Dallas                     (18)             --              --
   Acquisition, net of cash acquired - XeTel West                    (1,631)             --              --
                                                                 ----------      ----------      ----------
        Cash used in investing activities                            (3,065)         (2,507)         (2,047)
                                                                 ----------      ----------      ----------

Cash flows from financing activities:
  Net borrowings under debt agreements                                  (92)         (7,016)          1,025
  Proceeds from stock options exercised                                  77              65              15
  Net proceeds from initial public offering                              --          14,790              --
                                                                 ----------      ----------      ----------
       Cash provided by financing activities                            (15)          7,839           1,040
                                                                 ----------      ----------      ----------

 Increase in cash and cash equivalents                                1,890           3,820             921
                                                                 ----------      ----------      ----------
 Cash and cash equivalents, beginning of period                       5,142           1,322             401
                                                                 ----------      ----------      ----------
 Cash and cash equivalents, end of period                        $    7,032      $    5,142      $    1,322
                                                                 ==========      ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

XeTel provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers primarily in the telecommunications, networking and computer industries. XeTel incorporates its design and prototype services and assembly capabilities together with materials management, advanced testing, systems integration services and order fulfillment to provide turnkey solutions for its customers. On February 14, 1996, the Company completed an initial public offering of shares of its common stock. The offering and the exercise of the overallotment option by the underwriters generated net cash proceeds of $14.8 million.

CASH EQUIVALENTS

All highly liquid investments purchased with original maturities of three months or less are classified as cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

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

EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during the period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and upon adoption requires restatement of all prior period EPS data presented. The Company will implement this standard in fiscal 1998. The implementation of the standard will result in the presentation of a basic EPS calculation in the financial statements as well as a diluted EPS calculation. Under SFAS No. 128, basic and diluted earnings per share will not differ materially from the amounts currently reported.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, and notes payable and long-term debt, approximate fair values.

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

USE OF ESTIMATES

Judgments and estimates by management are required in the preparation of financial statements to conform with generally accepted accounting principles. The estimates and underlying assumptions effect the reported amounts of assets and liabilities, the disclosure of contingencies at the balance sheet date and the reported revenues and expenses for the period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting and Disclosure of Stock-Based Compensation for the fiscal year ended March 29, 1997. SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to apply the accounting rules contained in APB Opinion No. 25, Accounting for Stock Issued to Employees. As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

NOTE 2 INVENTORIES

Inventories consist of the following (in thousands):

                                   March 29,   March 30,
                                    1997         1996
                                   --------    --------
Raw materials                      $ 7,795     $11,037
Work in progress                     2,567       3,396
Finished goods                         137         288
                                   -------     -------
                                   $10,499     $14,721
                                   =======     =======


As of March 29, 1997 and March 30, 1996, the Company had allowances for obsolete raw materials (principally printed circuit board components) of $490,000 and $490,000, respectively. Cost of sales for fiscal 1997, 1996 and 1995 include provisions to the allowance for obsolete materials of $168,000, $318,000 and $--, respectively.

NOTE 3 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                   March 29,     March 30,
                                     1997           1996
                                   --------      --------
Machinery and equipment            $ 14,373      $ 11,435
Furniture and fixtures                  335           334
Leasehold improvements                  409           405
                                   --------      --------
                                     15,117        12,174
Less: Accumulated depreciation
          and amortization           (9,518)       (7,648)
                                   --------      --------
                                   $  5,599      $  4,526
                                   ========      ========

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4 NOTES PAYABLE AND LONG-TERM DEBT

The Company has obtained a (i) revolving line of credit for $10 million from a commercial bank, (ii) a term loan facility for $2.5 million, and (iii) an equipment financing facility from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm U.S.A., Inc. ("Rohm"), which is a wholly-owned subsidiary of Rohm Co. Ltd., Japan. At March 29, 1997 or March 30, 1996, the Company had no outstanding balances under the commercial bank revolving line of credit, the term loan facility or the revolving line of credit with Rohm.


The $10 million line of credit bears interest at LIBOR plus 1.25% or 1.75% and/or prime (such rate determined based upon the amounts and period of loans), matures on August 31, 1998 and is secured by certain assets of the Company. The facility requires payment of a commitment fee equal to one-eighth of 1% (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The term loan facility bears interest at 9.2%, is secured by certain assets, and matures on August 31, 2000. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. All equipment leased to date under this facility has qualified for operating lease treatment. The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable upon demand and expires on March 31, 1998.

The financing facilities contain certain restrictions which include maintenance of a minimum level of tangible net worth and other operating and financial ratios.

Interest paid totaled $18,000, $704,000 and $425,000 for fiscal 1997, 1996 and 1995, respectively.

NOTE 5 INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                 Fiscal Year Ended
                         ------------------------------
                         March 29,    March 30,  April 1,
                          1997          1996       1995
                         -------      -------      ----
Federal
       Current           $   255      $ 3,013      $295
       Deferred              (37)        (280)       --
State
       Current                 7          416        24
       Deferred               32          (43)       --
                         -------      -------      ----
                         $   257      $ 3,106      $319
                         =======      =======      ====

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                    Fiscal Year Ended
                                             -----------------------------------
                                              March 29,   March 30,    April 1,
                                                1997        1996         1995
                                             ----------   ---------    ---------

Tax at statutory rate                             34.0%      34.0%      34.0%
Add (deduct) the effect of state income tax        3.8        3.2        0.6

       Alternative minimum tax carryforward       --         --         (4.4)
       Change in valuation allowance              --         (1.8)      (4.1)
       Other, net                                 (1.4)       0.1%      (0.8)
                                                  ----       ----       ----
                                                  36.4%      35.5%      25.3%
                                                  ====       ====       ====

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The components of deferred income tax assets, included in prepaid expenses and other current assets, and liabilities are as follows (in thousands):

                                            March 29,     March 30,
                                              1997          1996
                                             -----         -----
Deferred tax assets:
   Reserves                                   $215          $160
   Franchise tax                               151           157
   Accrued vacation                             69            53
   Other                                       165           117
                                              ----          ----
Gross current deferred tax asset               600           487
                                              ----          ----
Deferred tax liabilities:
   Depreciation                               (230)         (145)
   Other                                        --           (19)
                                              ----          ----
   Gross long-term deferred tax liability     (230)         (164)
                                              ----          ----
Net deferred tax asset                        $370          $323
                                              ====          ====

Income taxes totaling $3,157,000, $360,000 and $447,000 were paid in fiscal 1997, 1996 and 1995, respectively.

NOTE 6 CAPITAL STOCK

PREFERRED AND COMMON STOCK

XeTel was incorporated on April 3, 1984 under the laws of the state of Texas. On January 20, 1995, XeTel was reincorporated in Delaware which resulted in a change in the par value of the preferred stock from $0.10 per share to $0.0001 per share, and a change in the par value of the common stock from no par to $0.0001 per share. The reincorporation decreased authorized preferred and common stock from 6,000,000 and 10,000,000 shares to 4,000,000 and 8,000,000 shares, respectively. The Company filed a restatement of its certificate of incorporation in December 1995 which, among other things, increased the authorized shares of common stock to 25 million and provided for automatic conversion of the outstanding shares of Series A Preferred Stock to common stock upon closing of the Company's initial public offering.

As a result of the initial public offering, effective February 14, 1996, all outstanding shares of Series A Preferred Stock were converted, on a one-for-one basis, to common stock.

The board of directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company's stockholders. The issuance of the preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

NOTE 7 LEASE COMMITMENTS

XeTel leases its operating facility and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $1,233,000, $779,000 and $574,000 during fiscal 1997, 1996 and
1995, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $1,931,000 in 1998, $2,006,000 in 1999, $2,023,000 in 2000, $2,024,000 in 2001, $1,557,000 in
2002 and an aggregate of $5,230,000 thereafter. As of March 29, 1997, Rohm has guaranteed rental payments of $481,000 related to the lease of the Company's Austin facility.

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8  SALES TO MAJOR CUSTOMERS

XeTel's sales are concentrated in the electronics industry; however, the customers operate in diverse markets and geographic areas. The following table summarizes the percentage of gross revenues generated by sales to customers that account for more than 10% of sales in fiscal 1997, 1996 and 1995:

                         Fiscal Year Ended
                  -------------------------------
                  March 29,   March 30,  April 1,
                     1997       1996       1995
                  ---------   --------   --------
Customer A           14%         24%        10%
Customer B           --          18         34
Customer C           --          15         --

Accounts receivable from customer A represented 12% of the Company's trade accounts receivable as of March 29, 1997.

NOTE 9 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements with Rohm described in Note 4 and the operating facility lease guarantee by Rohm described in Note 7, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Purchases from such divisions were $526,000, $908,000 and $615,000 for fiscal 1997, 1996 and 1995, respectively. Accounts payable to such divisions were $54,000 and $141,000 as of March 29, 1997 and March 30, 1996, respectively.
Accounts receivable from such divisions were not significant.

NOTE 10 EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan, which is described below. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the date of grant for awards under that plan been consistent with the method provided for by SFAS No. 123, the Company's net income and the net income per share would have reflected the following pro forma amounts for fiscal 1997 and fiscal 1996 (in thousands except per share data):

                                                             Fiscal Year Ended
                                                       -------------------------------
                                                        March 29,            March 30,
                                                          1997                 1996
                                                          ----                 ----
Net Income                   As reported                  $449                 $5,655
                             Pro forma                    $357                 $5,642

Net income per share         As reported                  $.05                   $.76
                             Pro forma                    $.04                   $.76


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                               Fiscal Year Ended
                                        --------------------------------
                                         March 29,             March 30,
                                           1997                1996
                                           ----                ----
                Dividend yield                   --                  --
                Expected volatility          40.35%               0.00%
                Risk-free rate of             6.34%               6.13%
                return
                Expected life               5 years             5 years

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

XeTel's 1992 Stock Option Plan (the "Option Plan") provides for the grant of common stock options to key employees. The exercise price of each option is the fair market value of a share of common stock on the date of grant. The term of each option can be no more than 10 years from the date of grant and expires 90 days after the termination of employment. Each option vests equally over a period of four years from the date of grant. As of March 29, 1997, the Company has reserved 1,750,000 shares of common stock for the Option Plan.

A summary of changes under the Option Plan is as follows:

                                                                             NUMBER                    WEIGHTED
                                                                            OF SHARES                  AVERAGE
                                                                              UNDER                    EXERCISE
                                                                             OPTION                    PRICE ($)
Options outstanding as of April 2, 1994                                        947,800                   1.27

    Granted                                                                     80,000                   1.23
    Exercised                                                                  (10,450)                  1.50
    Canceled                                                                   (79,100)                  1.33
                                                                              --------                   ----
Options outstanding as of April 1, 1995                                        938,250                   1.26

    Granted                                                                    321,000                   1.52
    Exercised                                                                  (52,675)                  1.13
    Canceled                                                                   (34,575)                  1.18
                                                                              --------                   ----
Options outstanding as of March 30, 1996                                     1,172,000                   1.34

    Granted                                                                    418,500                   5.06
    Exercised                                                                  (67,525)                  1.28
    Canceled                                                                   (37,875)                  2.68
                                                                              --------                   ----
Options outstanding as of March 29, 1997                                     1,485,100                   2.36
                                                                             =========                   ====

Options exercisable at:
    April 1, 1995                                                              351,000                   1.26
    March 30, 1996                                                             517,250                   1.28
    March 29, 1997                                                             758,975                   1.38

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
Weighted average, grant date fair value of options                                             FAIR VALUE ($)
granted during:                                                                                --------------


    Fiscal 1995                                                                 80,000                     --
    Fiscal 1996                                                                321,000                    .40
    Fiscal 1997                                                                418,500                   2.28

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                                   March 29, 1997
---------------------------------------------------------------------------------------------------------------------
                                      Options Outstanding                                 Options Exercisable
------------------------------------------------------------------------------      ---------------------------------
                                                                   Weighted
                                                   Weighted        average
                                    Number of       average       remaining            Number of        Weighted
                                     options       exercise      contractual            options          average
                  Exercise price   outstanding       price       life (yrs)           exercisable    exercise price
                     $1.22 - 1.22       251,500          $1.22           5.19                58,750            $1.22
                      1.23 - 1.23       475,750           1.23           3.69               346,375             1.23
                      1.33 - 1.33       333,850           1.33           2.60               333,850             1.33
                      4.50 - 5.00       362,000           4.84           6.54                15,000             5.00
                      6.00 - 7.00        62,000           6.68           6.06                 5,000             6.00
                                         ------           ----           ----                 -----             ----
                     $1.22 - 7.00     1,485,100          $2.36           4.49               758,975            $1.38
                                      =========          =====           ====               =======            =====

In connection with options issued in fiscal 1996, the Company has recognized compensation expense totaling $16,000 and $9,000 in fiscal 1997 and fiscal 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan ("Purchase Plan"), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation to a maximum of 1,500 shares per enrollment period. As of March 29, 1997, 1,000,000 shares were available for issuance and no shares had been issued under the Purchase Plan.

401 K PLAN

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective July 1, 1995 whereby substantially all employees are eligible to participate if they are at least 21 years of age, and such participants may contribute up to 12% of their compensation. Also in connection with this amendment, the Company elected to make matching contributions to participants after the participants have completed one year of service. The matching contribution is 25% of participant contributions, which are applied to a maximum of 5% of each participant's compensation. The Company may also make profit sharing and other contributions to the 401(k) Plan for the benefit of the participants. Company contributions vest ratably over a five-year period. Company contributions charged to operations were $85,000, $70,000 and $42,000 for fiscal 1997, 1996 and 1995, respectively.

NOTE 11 ACQUISITIONS

In July of 1996, the Company acquired Maxtron Corporation located in Dallas, Texas for $500,000 in cash and $1,154,000 in common stock. The fair value of the assets acquired, excluding cash, amounted to approximately $1 million. The cost in excess of net assets acquired amounted to approximately $637,000 and will be amortized as goodwill over a five-year period. The Company may pay additional contingent consideration upon the achievement of certain performance goals. This transaction was accounted for under the purchase method of accounting with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward.

In December 1996, the Company acquired the manufacturing operations of SBE, Inc. ("SBE"), located in San Ramon, California for approximately $1.6 million in cash. The fair value of the assets acquired amounted to approximately $1.2 million. The costs, including acquisition costs, in excess of assets acquired amounted to approximately $431,000 and will be amortized as goodwill over a five-year period. The Company may pay additional contingent consideration upon the achievement of certain performance goals. The companies have also entered into a long term purchasing agreement under which SBE will purchase contract manufacturing services from XeTel. The transaction was accounted for under the purchase method of accounting with the results of operations from the acquired manufacturing operations included in the Company's results of operations from the acquisition date forward.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company and their ages are as follows:

Kozo Sato                  57       Chairman of the Board of Directors (Class II)
Angelo A. DeCaro, Jr.      45       President, Chief Executive Officer and Director (Class III)
Julian C. Hart             57       Senior Vice President, Chief Technical Officer, and Secretary
Richard S. Chilinski       45       Vice President, Chief Financial Officer and Assistant Secretary
William A. Nabors          55       Vice President - Austin Volume Manufacturing
William A. Peten           49       Vice President - Material Acquisition and Control
Mark A. Trutna             34       Vice President - Sales and Marketing
Norman E. O'Shea           49       Vice President - General Manager XeTel West
Malcolm A. Hargrave        52       Vice President - General Manager XeTel Dallas
Ronald W. Guire            48       Director (Class III)
Raimon L. Conlisk          74       Director (Class II)
Sam L. Densmore            56       Director (Class I)

Mr. Sato has served as Chairman of the Board of Directors of the Company since 1986 and previously served as its Chief Executive Officer from 1986 to August 1995. Since 1984, Mr. Sato has also served as the Chief Executive Officer and President and as a director of Rohm U.S.A., Inc., a wholly owned subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company.

Mr. DeCaro has served as a Director and President of the Company since 1993, and in August 1995 was elected its Chief Executive Officer. Mr. DeCaro was employed by IBM from 1974 to 1993, and served as Director of Operations-Printed Wiring Board and Services at IBM's circuit board facility in Austin, Texas from 1992 to 1993, and Plant Manager of the same facility from 1989 to 1992.

Mr. Hart, a founder of the Company, has served as Senior Vice President of the Company since 1984, its Chief Technical Officer since November 1995 and Secretary since September 1996. Mr. Hart served as a Director of the Company from 1984 until May 1997. From 1964 to 1984, he was employed by Texas Instruments ("TI") in various development engineering positions, including in the development of TI's Advanced Scientific Computer. Mr. Hart is a registered Professional Engineer and a member of The International Society for Hybrid Microelectronics.

Mr. Chilinski has served as Vice President and Chief Financial Officer of the Company since January 1995 and its Assistant Secretary since November 1995. He previously served as Chief Financial Officer/Controller of IBM PC Company Austin, a manufacturer of personal computers, from 1993 to 1994, and Vice President-Finance and Administration and Assistant Secretary of TN Technologies, a subsidiary of Baker Hughes Technology Products Division, engaged in the manufacture of process control technology, from 1988 to 1993. He is a Certified Public Accountant.

Mr. Nabors has served as Vice President- Austin Volume Manufacturing of the Company since April 1997. He previously served as Vice President- Manufacturing of Tanisys Technology from 1996 to 1997, and President and Chief Operating Officer of Bartco Inc., a printing company serving small businesses from 1992 to 1996. From 1984 to 1992, Mr. Nabors was employed at Compaq Computer Corporation where he served as Director of Board Shop Operations from 1984 to 1987 and Director of U.S. Manufacturing from 1987 to 1992.

Mr. Peten has served as Vice President - Material Acquisition and Control since joining the Company in 1993. Prior to joining XeTel, Mr. Peten was employed by IBM for approximately 23 years where he held numerous management assignments including Materials Manager for the IBM Printed Circuit Panel Plant in Austin from 1989 to 1993.

Mr. Trutna has served as Vice President - Sales and Marketing since 1994. Mr. Trutna joined the Company in 1987 as Director of Sales and Marketing and held that position until 1994. Prior to 1987, he held marketing and administrative positions at TI and IBM. He serves on IPC's Assembly Marketing Research Council's Steering Committee and IPC's Electronics Manufacturing Services Industry Steering Committee.

Mr. O'Shea has served as Vice President - General Manger XeTel West since December 1996. Mr. O'Shea joined the Company as part of the acquisition of the manufacturing operations of SBE. Prior to joining XeTel, Mr. O'Shea served as Vice President of Manufacturing of SBE. From 1987 to 1993, Mr. O'Shea was employed at NeXT Computer in Fremont, California, where he served as Process Engineering Manager from 1987 to 1991 and Materials Manager from 1991 to 1993. From 1979 to 1987 he was employed by Motorola where he held various management positions.

Mr. Hargrave has served as Vice President - General Manger XeTel Dallas since July 1996. Mr. Hargrave joined the Company as a part of the acquisition of Maxtron Corporation. Mr. Hargrave founded Maxtron Corporation and has served as President from 1982 to 1996. Prior to Maxtron, he held the position of Vice President at Solid State Electronics Company in Dallas, Texas.

Mr. Guire has served as a Director of the Company since 1986 and as Secretary from 1991 to September 1996. Mr. Guire has served with EXAR Corporation ("EXAR"), a semiconductor designer and manufacturer, since 1984 including as Executive Vice President since June 1995, as Senior Vice President from 1989 to 1995 and as a director, Secretary of the Board of Directors and Chief Financial Officer since 1985. Mr. Guire was formerly a partner in the public accounting firm of Graubart & Co. from 1979 to 1985.

Mr. Conlisk has served as a Director of the Company since 1991. Since 1977, Mr. Conlisk has served as President of Conlisk Associates, an international management consulting firm serving high technology companies. Mr. Conlisk formerly served with Quantic Industries, Inc., a privately held manufacturer of electronic systems and devices, as a Director from 1970 until his retirement in 1990, as Chairman from 1984 until his retirement and as President from 1984 to 1989. From 1970 to 1973, and from 1987 to 1990, Mr. Conlisk served as a Director of the American Electronics Association. Mr. Conlisk has served as Chairman of the Board of EXAR since 1994, after serving as a Director from 1985 and Vice Chairman of the Board of EXAR from 1990. He has served as Chairman of the Board of SBE, since 1997, after serving as a Director of SBE from 1991.

Mr. Densmore has served as a Director of the Company since May 1997. Mr. Densmore has served with RF Monolithics, Inc., a radio frequency component and module designer and manufacturer, since 1993 including as President and Chief Executive Officer since 1996, Director since 1994 and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary from 1993 to 1996. In 1991, Mr. Densmore founded the IBC Group, a private consulting company, and served as its President from 1991 to 1993. From 1984 to 1990, Mr. Densmore was employed at Recognition International, Inc., a document image processing company. During that period, Mr. Densmore served as Senior Vice President, Treasurer and Chief Financial Officer from 1989 to 1990 and Vice President of Corporate Development from 1984 to 1989. Mr. Densmore is a Certified Public Accountant.

There is no family relationship among any of the foregoing individuals.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Shareholders) for the fiscal year ended March 29, 1997 to be held August 12, 1997 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Shareholders) for the fiscal year ended March 29, 1997.

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

Rohm guarantees rental payments under the Company's operating lease for its facility. As of March 29, 1997, Rohm had guaranteed lease payments of $481,000.

In addition, Rohm has provided financing to the Company as summarized by the following table:


                                                                                  March 29,  March 30,  April 1,
                                                                                     1997      1996       1995
                                                                                  ---------  ---------  --------
$6,500,000 revolving line of credit with Rohm which was fully utilized as of
April 1, 1995, due on demand bearing interest at Rohm's reference rate, secured by bank deposit accounts, accounts receivable, inventory and certain equipment.
This line of credit
was canceled in February of 1996.                                                    $ --        --     $6,637
Notes payable to Rohm in monthly principal installments ranging from $3,000 to
$52,000 through August 17, 1997, bearing interest ranging from 6.25%
to 8.25%, secured by certain equipment                                                 --        --        379
                                                                                     ----      ----     ------
                                                                                       --        --      7,016
Less: Current portion                                                                  --        --      7,016
                                                                                     ----      ----     ------
Long-term portion                                                                    $ --      $ --     $   --
                                                                                     ====      ====     ======

The Company also has a $3 million revolving line of credit with Rohm that bears interest at LIBOR plus 1.25%, is payable on demand and expires on March 31, 1998 and is secured by certain equipment. There were no outstanding balances under the Rohm line of credit at March 29, 1997.

Interest paid to Rohm under the credit facilities described above was approximately $0, $704,000 and $425,000 in fiscal years 1997, 1996 and 1995, respectively.

In addition to the arrangements described above, the Company has entered into transactions in the ordinary course of business with certain divisions of Rohm Corporation, a wholly owned subsidiary of Rohm. Component purchases from such divisions were $526,000, $908,000 and $615,000 for fiscal years 1997, 1996 and
1995, respectively.

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

(b)  Reports on Form 8-K
During the fiscal quarter ended March 29, 1997 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            XETEL CORPORATION
                                            (Registrant)

Date: June 4 , 1997                         By:  /s/ Angelo A. DeCaro, Jr.
                                               ----------------------------
                                               Angelo A. DeCaro, Jr.
                                               President and Chief
                                               Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                                       Date
/s/ Richard S. Chilinski
    ----------------------------
    Richard S. Chilinski                    Vice President,                             June 4, 1997
                                            Chief Financial Officer
                                            and Assistant Secretary
                                            (principal financial and
                                            accounting officer)

/s/ Kozo Sato
    ------------------------
    Kozo Sato                               Chairman of the Board of Directors          June 4, 1997


/s/ Ronald W. Guire
    ------------------------
    Ronald W. Guire                         Director                                    June 4, 1997


/s/ Raimon L. Conlisk
    -------------------------
    Raimon L. Conlisk                       Director                                    June 4, 1997


/s/ Sam L. Densmore
    ------------------------
    Sam L. Densmore                         Director                                    June 4, 1997

INDEX TO EXHIBITS

Exhibit
Number        Description

3.2(1)   Second Restated Certificate of Incorporation.
3.3(1)   Restated Bylaws of the Registrant, as amended.
3.4(1)   Registration Rights, dated June 18, 1986 among the Registrant Rohm
         Corporation, Julian C. Hart, David W. Gault and Emory C. Garth.
4.1(1)   Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)   Specimen Common Stock certificate.
10.1(1)  Company's 1992 Stock Option Plan.
10.2(1)  Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
10.3(1)  Lease Agreement dated September 22, 1992 between Mellon Bank, N.A.,
         Trustee for the Consolidation Retirement Trust for the LTV Corporation
         and Affiliates (the "LTV Trust"), as Landlord, and the Registrant, as
         Tenant.
10.4(1)  First Amendment to Lease Agreement effective April 1, 1994 between the
         LTV Trust, as Landlord, and the Registrant, as Tenant.
10.5(1)  Amended and Restated Guaranty of Lease effective April 1, 1994 between
         Rohm USA, Inc., as Guarantor, and the LTV Trust, as Landlord.
10.6(1)  Waiver of Right of First Refusal dated May 2, 1994 by the Registrant, as Tenant, and the LTV Trust, as Landlord.
10.7(1)  Security Agreement dated October 14, 1992 between the Registrant and
         Rohm Corporation.
10.8(1)  $570,000 Secured Promissory Note issued October 14, 1992 by the
         Registrant in favor of Rohm Corporation.
10.9(1)  $110,000 Secured Promissory Note issued October 22, 1992 by the
         Registrant in favor of Rohm Corporation.
10.10(1) Security Agreement dated November 4, 1992 between Rohm Corporation, as
         Secured Party, and the Registrant.
10.11(1) $6,500,000 Secured Promissory Note issued November 4, 1992 by the
         Registrant in favor of Rohm Corporation.
10.12(1) $722,000 Secured Promissory Note issued March 1, 1993 by the
         Registrant in favor of Rohm Corporation.
10.13(1) Security Agreement dated May 17, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.14(1) $2,500,000 Secured Promissory Note issued May 17, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.15(1) Security Agreement dated August 16, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.17(1) $1,155,000 Secured Promissory Note issued August 16, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.18(1) Manufacturing Services Agreement dated November 18, 1994 between
         Primary Access and the Registrant.
10.19(1) Consent Agreement dated March 29, 1995 between Primary Access
         Corporation and the Registrant, as the Consenting Party.
10.20(1) Manufacturing Services Agreement February 22, 1989 between Motorola,
         Inc., MOS Memory Products Division and the Registrant, and letter from
         Motorola, Inc., Fast Static RAM Module Division related thereto.
10.21(1) Mobile Communication Standard Terms and Conditions dated August 5,
         1994 for Westinghouse Electric.
10.22(2) Master Lease Agreement between the Registrant and General Electric
         Capital Corporation.
10.23(2) $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.24(3) $7,000,000 Promissory Note between the Registrant and Texas Commerce
         Bank National Association
10.25(3) Lease Agreement between Braker Phase III, Ltd. as Landlord, and the
         Registrant, as Tenant.
10.26    Lease Agreement between Delta HP Limited, as Landlord, and the
         Registrant, as Tenant.
10.27    First Amendment to Credit Agreement between the Registrant and Texas
         Commerce Bank National Association
10.28    Letter of Commitment between the Registrant and General Electric Capital
         Corporation.
10.29    Amended $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
11.1     Computation of Net Income per Share.
23.1     Consent of Price Waterhouse, LLP.
24.1(1)  Power of Attorney (see page II-4 of the Registration Statement as filed on November 20, 1995).
24.2(1)  Assistant Secretary's Certificate of Resolutions of the Board of
         Directors.
27.1     Financial Data Schedule

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