Form 10-Q
period 1997-06-28
XETEL CORP
filed 1997-08-12
CIK 1003932

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            ---------------------

                                   FORM 10-Q

                                   (Mark One)

       [ x ] Quarterly Report Pursuant to Section 1 3 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 28, 1997,

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of August 4, 1997: 8,838,185.

                               XETEL CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         Balance Sheet as of June 28, 1997 and March 29, 1997..........................................3

         Statement of Income for the three months ended June 28, 1997 and June 29,1996.................4

         Statement of Cash Flows for the three months ended June 28, 1997 and June 29,1996.............5

         Notes to Interim Financial Statements.........................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS........8


PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K............................................................12

Signatures............................................................................................14

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                               XETEL CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                             June 28,                            March 29,
                                                               1997                                1997
                                                            ---------                           ----------
Current assets:
   Cash and cash equivalents                                $  6,294                            $    7,032
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively                          14,287                                13,886
   Inventories                                                12,166                                10,499
   Prepaid expenses and other                                  1,107                                 1,836
                                                            --------                            ----------
                 Total current assets                         33,854                                33,253

Property and equipment, net                                    7,710                                 5,599
Goodwill                                                         897                                   950
                                                            --------                            ----------
                 Total assets                               $ 42,461                              $ 39,802
                                                            ========                            ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                   $ 10,383                              $  9,940
   Accrued expenses and other liabilities                      3,319                                 2,929
                                                            --------                            ----------
                 Total current liabilities                    13,702                                12,869

Deferred income taxes                                            230                                   230
Long term debt                                                 1,380                                    42

Commitments (Note 7)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      8,838,185 and 8,816,085 shares
      issued and 8,817,689 and 8,795,589
      shares outstanding, respectively                        21,027                                20,998
   Retained earnings                                           6,451                                 5,996
   Deferred compensation                                        (329)                                 (333)
                                                            --------                            ----------
                 Total stockholders' equity                   27,149                                26,661
                                                            --------                            ----------
                 Total liabilities and
                    stockholders' equity                     $42,461                               $39,802
                                                            ========                            ==========

  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                              STATEMENT OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE DATA AMOUNTS)
                                  (UNAUDITED)

                                                              Three Months Ended
                                                     ----------------------------------------
                                                      June 28,                      June 29,
                                                       1997                           1996
                                                     ---------                     ----------
Net sales                                            $  24,467                     $   28,262
Cost of sales                                           22,171                         25,356
                                                     ---------                     ----------
Gross profit                                             2,296                          2,906

Selling, general and administrative
   expenses                                              1,624                          1,602
                                                     ---------                     ----------
Income from operations                                     672                          1,304

Interest income (expense), net                              61                             51
                                                     ---------                     ----------
Income before income taxes                                 733                          1,355

Provision for income taxes                                 278                            509
                                                     ---------                     ----------
Net  income                                          $     455                     $      846
                                                     =========                     ==========
Net income per share                                 $    0.05                     $     0.09
                                                     =========                     ==========
Weighted average                                         9,638                          9,503
   shares outstanding                                =========                     ==========


  The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                           ---------------------------------------
                                                           June 28,                       June 29,
                                                            1997                            1996
                                                           -------                        --------
Cash flows from operating activities:
   Net income                                              $  455                          $  846
   Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
        Depreciation and amortization                         647                             421
        Loss on disposal of equipment                           1                             ---
   Change in operating assets and liabilities:
        (Increase) decrease in--
            Trade accounts receivable                        (401)                          2,750
            Inventories                                    (1,667)                          3,681
            Prepaid expenses and other                        729                             383
        Increase (decrease) in--
            Trade accounts payable                            443                          (5,352)
            Accrued expenses and other liabilities             52                          (2,337)
                                                          -------                          ------
        Cash provided by operating activities                 259                             392
                                                          -------                          ------
Cash flows from investing activities:
   Proceeds from sale of equipment                            399                             ---
   Purchases of property and equipment                     (3,102)                           (263)
                                                          -------                          ------
        Cash used in investing activities                  (2,703)                           (263)
                                                          -------                          ------
Cash flows from financing activities:
   Net borrowings under debt agreements                     1,677                             ---
   Proceeds from stock options exercised                       29                              15
   Other                                                      ---                              (3)
                                                          -------                          ------
        Cash provided by financing activities               1,706                              12
                                                          -------                          ------
(Decrease) increase in cash and cash equivalents             (738)                            141
Cash and cash equivalents, beginning of period              7,032                           5,142
                                                          -------                          ------
Cash and cash equivalents, end of period                   $6,294                          $5,283
                                                          =======                          ======

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

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. The results of operations for the period ended June 28, 1997 are not necessarily indicative of the results of operations for the fiscal year ending March 28, 1998. These financial statements should be read in conjunction with the financial statements, and notes thereto, for the fiscal year ended March 29, 1997 as presented in the Company's 10-K filed with the SEC.

NOTE 3  NET INCOME PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during the period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS) and upon adoption requires restatement of all prior period EPS data presented. The Company will implement this standard in the third quarter of fiscal 1998. The implementation of the standard will result in the presentation of a basic EPS calculation in the financial statements as well as a diluted EPS calculation. Under SFAS No. 128, basic and diluted earnings per share will not differ materially from the amounts currently reported.

NOTE 4 INVENTORIES

Inventories consist of the following (in thousands):

                            June 28,            March 29,
                             1997                 1997
                           ---------            ---------
Raw materials              $  8,623             $  7,795
Work in progress              3,290                2,567
Finished goods                  253                  137
                           ---------            ---------
                           $ 12,166             $ 10,499
                           =========            =========

As of June 28, 1997 and March 29, 1997, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three months ended June 28, 1997 and June 29, 1996 include provisions to the allowance for obsolete materials of $-- and $28,000, respectively.

NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                    June 28,        March 29,
                                     1997             1997
                                   ---------        ---------
Machinery and equipment            $ 14,224         $ 14,373
Furniture and fixtures                  722              335
Leasehold improvements                1,924              409
                                   --------         --------
                                     16,870           15,117
Less: Accumulated depreciation
          and amortization           (9,160)          (9,518)
                                   --------         --------
                                   $  7,710         $  5,599
                                   ========         ========

NOTE 6 NOTES PAYABLE AND LONG-TERM DEBT

The Company has obtained a (i) revolving line of credit for $10 million from a commercial bank, (ii) a term loan facility for $2.5 million, (iii) an equipment financing facility from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm U.S.A., Inc. ("Rohm"), which is a wholly-owned subsidiary of Rohm Co. Ltd., Japan. At June 28, 1997, the Company had $1.7 million outstanding under the term loan facility, compared to $-- at March 29, 1997. There were no outstanding balances under the commercial bank revolving line of credit or the revolving line of credit with Rohm as of June 28, 1997 and March 29, 1997.

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

Interest paid totaled $23,000 and $-- for the three months ended June 28, 1997 and June 29, 1996, respectively.

NOTE 7 LEASE COMMITMENTS

XeTel leases its operating facilities and certain manufacturing and office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $566,000 and $305,000 during the three months ended June 28, 1997 and June 29, 1996, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $2,838,000 in 1998, $3,004,000 in 1999, $2,853,000 in 2000, $2,573,000 in 2001, $1,773,000 in 2002 and an aggregate of
$4,571,000 thereafter. As of June 28, 1997, Rohm has guaranteed rental payments of $214,000 related to the lease of the Company's Austin facility.

NOTE 8 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements and the operating facility lease guarantee described in Notes 6 and 7, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Rohm owned approximately 49% of the Company's outstanding common stock as of June 28, 1997. Purchases from such divisions were $70,000 and $180,000 for the three months ended June 28, 1997 and June 29, 1996, respectively. Accounts payable to such divisions were $18,000 and $54,000 as of June 28, 1997 and March 29, 1997, respectively. Accounts receivable from such divisions were not significant.

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

OVERVIEW

XeTel was founded in 1984. In 1986, Rohm , a diversified electronics company, acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. In a number of cases, such services were rendered during periods in which customers were experiencing fluctuations in demand for their products. During such periods, the Company's net sales and operating results were and are subject to significant fluctuations that often were and are tied to the market demand for its customers' products, competitive factors and the customers' need to utilize independent manufacturers to maintain sufficient product supply to meet such demand. In addition, in the past, the Company's customer base was concentrated within the computer industry. Due to intense competitive pressures within the computer industry, as well as fluctuations in overall demand and lower production volumes, the Company generally experienced lower gross margins.

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

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 34%, 13% and 8%, respectively, of net sales for the three months ended June 28, 1997. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a small number of customers for the foreseeable future.

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

Management of Growth and Expansion. The Company's design, prototype, assembly and turnkey solutions business and multi- site locations have grown rapidly in recent years. This growth has increased the Company's fixed costs and required it to hire additional personnel. Furthermore, the Company plans to establish additional regional manufacturing services centers which will increase the Company's fixed costs and will require additional personnel. A continuing period of rapid growth, including geographic expansions, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to manage its existing resources more efficiently, to continue to invest in its operations, including its financial and management information systems and internal process controls, and to retain, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and its ability to retain key personnel could be materially and adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Net sales for the three months ended June 28, 1997 decreased 13.4% to $24.5 million from $28.2 million for the corresponding period of the prior year. Lower sales during the three months ended June 28, 1997 as compared to the same period in the prior year were primarily attributable to decreased material content associated with a change in mix of manufacturing services.

Gross profit for the three months ended June 28, 1997 decreased 21.0% to $2.3 million from $2.9 in the first quarter of fiscal 1997. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 9.4% for the first quarter of the 1998 fiscal year from 10.3% for the comparable prior year period. The decrease in the Company's gross margin reflects the effects of lower sales levels and a lower absorption of fixed costs.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the three months ended June 28, 1997 remained relatively flat at $1.6 million as compared to the $1.6 million in the corresponding period in fiscal 1997. SG&A expenses represented 6.6% of net sales for the three months ended June 28, 1997 as compared to 5.7% for the three months ended June 29, 1996. The percentage increase in SG&A for the three months ended June 28, 1997 as compared to the comparable prior period is due to the decrease in net sales.

Interest income (expense), net for the three months ended June 28, 1997 reflected income of $61,000 compared to $51,000 of income in the corresponding period in fiscal 1997. The increase in interest income for the three months ended June 28, 1997 is due to a higher average cash and cash equivalent balance during the quarter as compared to the corresponding period of fiscal 1997.

The provision for income taxes of $278,000 and $509,000 reflects an effective tax rate of 37.9% for the three months ended June 28, 1997 which was relatively flat with the 37.6% effective tax rate for the three month period ended June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $20.2 million and $20.4 million as of June 28, 1997 and March 29, 1997, respectively. In addition to the Company's working capital as of June 28, 1997, which includes cash and cash equivalents of $6.3 million, the Company has $15.6 million available from unused credit facilities.

Net cash provided by operating activities was $259,000 and $392,000 during the three months ended June 28, 1997 and June 29, 1996, respectively.

Capital expenditures during the three months ended June 28, 1997 and June 29, 1996 were $3.1 million and $263,000, respectively. The increase in capital expenditures is due to increased capital investments associated with the Company's new manufacturing facilities in Austin, Texas. Management anticipates capital expenditures in fiscal 1998 will exceed the level of capital expenditures made in fiscal 1997.

The Company has (i) a revolving line of credit for $10 million from a commercial bank, (ii) a $2.5 million term loan facility, (iii) an unused equipment financing facility for $1.8 million from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm. At June 28, 1997, the Company had $1.7 million outstanding under the term loan facility, compared to $-- at March 29, 1997. There were no outstanding balances under the commercial bank revolving line of credit or the revolving line of credit with Rohm as of June 28, 1997 and March 29, 1997.

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

The Company believes that its working capital, together with cash generated from operations and financing facilities, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its 1998 fiscal year end.

BACKLOG

The Company's backlog as of June 28, 1997 was approximately $68.5 million compared to approximately $66.1 million at March 29, 1997. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of June 28, 1997, the Company had 560 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

The Company's success depends to an extent upon the continued services of several key employees. The loss of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit
Number   Description

3.2(1)   Second Restated Certificate of Incorporation.
3.3(1)   Restated Bylaws of the Registrant, as amended.
3.4(1) Registration Rights, dated June 18, 1986 among the Registrant Rohm Corporation, Julian C. Hart, David W. Gault and Emory C. Garth.
4.1(1)   Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)   Specimen Common Stock certificate.
10.1(1)  Company's 1992 Stock Option Plan.
10.2(1) Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
10.3(1) Lease Agreement dated September 22, 1992 between Mellon Bank, N.A., Trustee for the Consolidation Retirement Trust for the LTV Corporation and Affiliates (the "LTV Trust"), as Landlord, and the Registrant, as Tenant.
10.4(1) First Amendment to Lease Agreement effective April 1, 1994 between the LTV Trust, as Landlord, and the Registrant, as Tenant.
10.5(1) Amended and Restated Guaranty of Lease effective April 1, 1994 between Rohm USA, Inc., as Guarantor, and the LTV Trust, as Landlord.
10.6(1) Waiver of Right of First Refusal dated May 2, 1994 by the Registrant, as Tenant, and the LTV Trust, as Landlord.
10.7(1) Security Agreement dated October 14, 1992 between the Registrant and Rohm Corporation.
10.8(1) $570,000 Secured Promissory Note issued October 14, 1992 by the Registrant in favor of Rohm Corporation.
10.9(1) $110,000 Secured Promissory Note issued October 22, 1992 by the Registrant in favor of Rohm Corporation.
10.10(1) Security Agreement dated November 4, 1992 between Rohm Corporation, as Secured Party, and the Registrant.
10.11(1) $6,500,000 Secured Promissory Note issued November 4, 1992 by the
         Registrant in favor of Rohm Corporation.
10.12(1) $722,000 Secured Promissory Note issued March 1, 1993 by the
         Registrant in favor of Rohm Corporation.
10.13(1) Security Agreement dated May 17, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.14(1) $2,500,000 Secured Promissory Note issued May 17, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.15(1) Security Agreement dated August 16, 1995 between Rohm U.S.A., Inc., as Secured Party, and the Registrant, as Debtor.
10.17(1) $1,155,000 Secured Promissory Note issued August 16, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.18(1) Manufacturing Services Agreement dated November 18, 1994 between
         Primary Access and the Registrant.
10.19(1) Consent Agreement dated March 29, 1995 between Primary Access
         Corporation and the Registrant, as the Consenting Party.
10.20(1) Manufacturing Services Agreement February 22, 1989 between Motorola,
         Inc., MOS Memory Products Division and the Registrant, and letter from Motorola, Inc., Fast Static RAM Module Division related thereto.
10.21(1) Mobile Communication Standard Terms and Conditions dated August 5,
         1994 for Westinghouse Electric.
10.22(2) Master Lease Agreement between the Registrant and General Electric
         Capital Corporation.
10.23(2) $3,000,000 Promissory Note between the Registrant and Rohm U.S.A. 10.24(3) $7,000,000 Promissory Note between the Registrant and Texas Commerce
         Bank National Association
10.25(3) Lease Agreement between Braker Phase III, Ltd. as Landlord, and the
         Registrant, as Tenant.
10.26(4) Lease Agreement between Delta HP Limited, as Landlord, and the
         Registrant, as Tenant.
10.27(4) First Amendment to Credit Agreement between the Registrant and Texas
         Commerce Bank National Association
10.28(4) Letter of Commitment between the Registrant and General Electric
         Capital Corporation.
10.29(4) Amended $3,000,000 Promissory Note between the Registrant and Rohm
         U.S.A.
10.30(5) Registrant's 1997 Stock Incentive Plan
10.31(5) Registrant's Employee Stock Purchase Plan
11.1     Computation of Net Income per Share.
24.1(1) Power of Attorney (see page II-4 of the Registration Statement as filed on November 20, 1995).
24.2(1) Assistant Secretary's Certificate of Resolutions of the Board of Directors.
27.1     Financial Data Schedule

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

(4) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's 1997 Form 10-K.

(5) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's 1997 Form 14-A.

         (b)  Reports on Form 8-K

              During the fiscal quarter ended June 28, 1997 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XETEL CORPORATION
                                          (Registrant)

Date:    August 11, 1997
                                          By:  /s/ Angelo A. DeCaro, Jr.
                                               --------------------------------
                                               Angelo A. DeCaro, Jr.
                                               President and Chief Executive
                                               Officer


Date:    August 11, 1997                       /s/ Richard S. Chilinski
                                               --------------------------------
                                               Richard S. Chilinski
                                               Vice President,
                                               Chief Financial Officer
                                               and Assistant Secretary

                                  INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------

3.2(1)   Second Restated Certificate of Incorporation.
3.3(1)   Restated Bylaws of the Registrant, as amended.
3.4(1)   Registration Rights, dated June 18, 1986 among the Registrant Rohm
         Corporation, Julian C. Hart, David W. Gault and Emory C. Garth.
4.1(1)   Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)   Specimen Common Stock certificate.
10.1(1)  Company's 1992 Stock Option Plan.
10.2(1)  Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
10.3(1)  Lease Agreement dated September 22, 1992 between Mellon Bank, N.A.,
         Trustee for the Consolidation Retirement Trust for the LTV Corporation
         and Affiliates (the "LTV Trust"), as Landlord, and the Registrant, as
         Tenant.
10.4(1)  First Amendment to Lease Agreement effective April 1, 1994 between the
         LTV Trust, as Landlord, and the Registrant, as Tenant.
10.5(1)  Amended and Restated Guaranty of Lease effective April 1, 1994 between
         Rohm USA, Inc., as Guarantor, and the LTV Trust, as Landlord.
10.6(1)  Waiver of Right of First Refusal dated May 2, 1994 by the Registrant, as Tenant, and the LTV Trust, as Landlord.
10.7(1)  Security Agreement dated October 14, 1992 between the Registrant and
         Rohm Corporation.
10.8(1)  $570,000 Secured Promissory Note issued October 14, 1992 by the
         Registrant in favor of Rohm Corporation.
10.9(1)  $110,000 Secured Promissory Note issued October 22, 1992 by the
         Registrant in favor of Rohm Corporation.
10.10(1) Security Agreement dated November 4, 1992 between Rohm Corporation, as Secured Party, and the Registrant.
10.11(1) $6,500,000 Secured Promissory Note issued November 4, 1992 by the
         Registrant in favor of Rohm Corporation.
10.12(1) $722,000 Secured Promissory Note issued March 1, 1993 by the
         Registrant in favor of Rohm Corporation.
10.13(1) Security Agreement dated May 17, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.14(1) $2,500,000 Secured Promissory Note issued May 17, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.15(1) Security Agreement dated August 16, 1995 between Rohm U.S.A., Inc., as Secured Party, and the Registrant, as Debtor.
10.17(1) $1,155,000 Secured Promissory Note issued August 16, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.18(1) Manufacturing Services Agreement dated November 18, 1994 between
         Primary Access and the Registrant.
10.19(1) Consent Agreement dated March 29, 1995 between Primary Access
         Corporation and the Registrant, as the Consenting Party.
10.20(1) Manufacturing Services Agreement February 22, 1989 between Motorola,
         Inc., MOS Memory Products Division and the Registrant, and letter from
         Motorola, Inc., Fast Static RAM Module Division related thereto.
10.21(1) Mobile Communication Standard Terms and Conditions dated August 5,
         1994 for Westinghouse Electric.
10.22(2) Master Lease Agreement between the Registrant and General Electric
         Capital Corporation.
10.23(2) $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.24(3) $7,000,000 Promissory Note between the Registrant and Texas Commerce
         Bank National Association
10.25(3) Lease Agreement between Braker Phase III, Ltd. as Landlord, and the
         Registrant, as Tenant.
10.26(4) Lease Agreement between Delta HP Limited, as Landlord, and the
         Registrant, as Tenant.
10.27(4) First Amendment to Credit Agreement between the Registrant and Texas
         Commerce Bank National Association
10.28(4) Letter of Commitment between the Registrant and General Electric
         Capital Corporation.
10.29(4) Amended $3,000,000 Promissory Note between the Registrant and Rohm
         U.S.A.
10.30(5) Registrant's 1997 Stock Incentive Plan
10.31(5) Registrant's Employee Stock Purchase Plan
11.1     Computation of Net Income per Share.
24.1(1)  Power of Attorney (see page II-4 of the Registration Statement as filed on November 20, 1995).
24.2(1)  Assistant Secretary's Certificate of Resolutions of the Board of
         Directors.
27.1     Financial Data Schedule

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


(4) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's 1997 Form 10-K.

(5) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's 1997 Form 14-A.
