Form 10-Q
period 1997-09-27
XETEL CORP
filed 1997-11-10
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q

                                   (Mark One)

      [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 For the quarterly period ended September 27, 1997,

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of November 4, 1997: 8,915,394.

                                XETEL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS


         Balance Sheet as of September 27, 1997 and March 29, 1997 ..................................................  3

         Statement of Operations for the three and six months ended September 27, 1997 and September 28, 1996........  4

         Statement of Cash Flows for the three and six months ended September 27, 1997 and September 28, 1996........  5

         Notes to Interim Financial Statements ......................................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......................  8


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders ........................................................ 11

ITEM 6.  Exhibits and Reports on Form 8-K ..........................................................................  12

Signatures .......................................................................................................... 13

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                               September 27,   March 29,
                                                   1997          1997
                                                 --------      --------
                                               (unaudited)

Current assets:
   Cash and cash equivalents                     $  6,548      $  7,032
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively               14,152        13,886
   Inventories                                     15,121        10,499
   Prepaid expenses and other                       1,165         1,836
                                                 --------      --------
                  Total current assets             33,986        33,253

Property and equipment, net                         7,790         5,599
Goodwill                                              844           950
                                                 --------      --------
                  Total assets                   $ 45,620      $ 39,802
                                                 ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                        $ 12,819      $  9,940
   Accrued expenses and other liabilities           3,982         2,929
                                                 --------      --------
                  Total current liabilities        16,801        12,869

Deferred income taxes                                 230           230
Long term debt                                      1,367            42

Commitments (Note 7)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      8,843,860 and 8,816,085 shares
      issued and 8,823,364 and 8,795,589
      shares outstanding, respectively             21,035        20,998
   Retained earnings                                6,512         5,996
   Deferred compensation                             (325)         (333)
                                                 --------      --------
                  Total stockholders' equity       27,222        26,661
                                                 --------      --------
                  Total liabilities and
                     stockholders' equity        $ 45,620      $ 39,802
                                                 ========      ========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA AMOUNTS)
                                   (UNAUDITED)


                                            Three Months Ended                     Six Months Ended
                                       -------------------------------      ----------------------------------
                                       September 27,     September 28,      September 27,        September 28,
                                           1997              1996               1997                 1996
                                         --------           -------           --------             --------
Net sales                                $ 22,722          $ 20,129           $ 47,189             $ 48,391

Cost of sales                              21,002            19,272             43,173               44,628
                                         --------           -------           --------             --------
Gross profit                                1,720               857              4,016                3,763
Selling, general and administrative
   expenses                                 1,630             1,531              3,255                3,133
                                         --------           -------           --------             --------

Income (loss) from operations                  90              (674)               761                  630
Interest income, net                            8                83                 71                  134
                                         --------           -------           --------             --------
Income (loss) before income taxes              98              (591)               832                  764
Provision (benefit) for income taxes           37              (223)               316                  286
                                         --------           -------           --------             --------
Net  income (loss)                       $     61           $  (368)          $    516             $    478
                                         ========           =======           ========             ========
Net income (loss) per share              $   0.01           $ (0.04)          $   0.05             $   0.05
                                         ========           =======           ========             ========
Weighted average                            9,662             8,742              9,661                9,591
shares outstanding                       ========           =======           ========             ========


   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Three Months Ended                Six Months Ended
                                                          ------------------------------     ------------------------------

                                                          September 27,    September 28,     September 27,    September 28,
                                                             1997              1996              1997              1996
                                                           -------           -------           -------           -------
Cash flows from operating activities:
   Net income                                              $    61           $  (368)          $   516           $   478
Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                          723               499             1,370               920
        Loss (gain) on disposal of equipment                    14               (13)               15               (13)
   Change in operating assets and liabilities:
        Decrease (increase) in--
            Trade accounts receivable                          135             3,623              (266)            6,373
            Inventories                                     (2,956)              393            (4,623)            4,074
            Prepaid expenses and other                        (159)             (328)              570                55
        Increase (decrease) in--
            Trade accounts payable                           2,436            (1,267)            2,879            (6,619)
            Accrued expenses and other liabilities             470              (837)              522            (3,174)
                                                           -------           -------           -------           -------
        Cash provided by operating activities                  724             1,702               983             2,094
                                                           -------           -------           -------           -------
Cash flows from investing activities:
   Proceeds from sale of equipment                            --                --                 399              --
   Purchases of property and equipment                        (759)             (371)           (3,861)             (634)
   Acquisition, net of cash acquired-XeTel Dallas             --                 (18)             --                 (18)
                                                           -------           -------           -------           -------
        Cash used in investing activities                     (759)             (389)           (3,462)             (652)
                                                           -------           -------           -------           -------
Cash flows from financing activities:
  Net borrowings under debt agreements                         281               (30)            1,958               (30)
  Proceeds from stock options exercised                          8                39                37                54
  Other                                                       --                --                --                  (3)
                                                           -------           -------           -------           -------
        Cash provided by financing activities                  289                 9             1,995                21
                                                           -------           -------           -------           -------
 Increase (decrease) in cash and cash equivalents              254             1,322              (484)            1,463
 Cash and cash equivalents, beginning of period              6,294             5,283             7,032             5,142
                                                           -------           -------           -------           -------
 Cash and cash equivalents, end of period                  $ 6,548           $ 6,605           $ 6,548           $ 6,605
                                                           =======           =======           =======           =======



   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 BUSINESS

XeTel provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers primarily in the telecommunications, networking and computer industries. XeTel incorporates its design and prototype services and assembly capabilities together with supply chain management, materials management, advanced testing, systems integration services and order fulfillment to provide turnkey solutions for its customers.

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

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. The results of operations for the period ended September 27, 1997 are not necessarily indicative of the results of operations for the fiscal year ending March 28, 1998. These financial statements should be read in conjunction with the financial statements, and notes thereto, for the fiscal year ended March 29, 1997 as presented in the Company's 10-K filed with the SEC.

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

NOTE 4 INVENTORIES

Inventories consist of the following (in thousands):

                                    September 27,          March 29,
                                        1997                  1997
                                     ----------           ----------
Raw materials                        $   11,467           $    7,795
Work in progress                          3,344                2,567
Finished goods                              310                  137
                                     ----------           ----------
                                     $   15,121           $   10,499
                                     ==========           ==========

As of September 27, 1997 and March 29, 1997, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three and six months ended September 27, 1997 and September 28, 1996 include provisions to the allowance for obsolete materials of $126,000, $126,000, $3,000, and $31,000, respectively.

NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                      September 27,        March 29,
                                          1997               1997
                                        --------           --------
Machinery and equipment                 $ 14,514           $ 14,373
Furniture and fixtures                       851                335
Leasehold improvements                     2,046                409
                                        --------           --------
                                          17,411             15,117
Less: Accumulated depreciation
          and amortization                (9,621)            (9,518)
                                        --------           --------
                                        $  7,790           $  5,599
                                        ========           ========

NOTE 6 NOTES PAYABLE AND LONG-TERM DEBT

The Company has obtained a (i) revolving line of credit for $10 million from a commercial bank, (ii) a term loan facility for $2.5 million, (iii) an equipment financing facility from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm U.S.A., Inc. ("Rohm"), which is a wholly-owned subsidiary of Rohm Co. Ltd., Japan. At September 27, 1997, the Company had $2.0 million outstanding under the term loan facility, compared to $-- at March 29, 1997. There were no outstanding balances under the commercial bank revolving line of credit or the revolving line of credit with Rohm as of September 27, 1997 and March 29, 1997.

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

Interest paid totaled $34,000, $57,000, $6,600 and $6,600 for the three and six months ended September 27, 1997 and September 28, 1996, respectively.

NOTE 7 LEASE COMMITMENTS

XeTel leases its operating facilities and certain manufacturing and office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $743,000, $1.3 million, $311,000 and $616,000 during the three and six months ended September 27, 1997 and September 28, 1996, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $3,106,000 in 1998, $3,133,000 in 1999, $3,135,000 in 2000, $2,833,000 in 2001, $1,879,000 in 2002
and an aggregate of $5,288,000 thereafter. As of September 27, 1997, Rohm has guaranteed rental payments of $184,000 related to the lease of the Company's Austin facility.

NOTE 8 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements and the operating facility lease guarantee described in Notes 6 and 7, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Rohm owned approximately 49% of the Company's outstanding common stock as of September 27, 1997. Purchases from such divisions were $66,000, $136,000, $141,000 and $321,000 for the three and six months ended
September 27, 1997 and September 28, 1996, respectively. Accounts payable to such divisions were $49,000 and $54,000 as of September 27, 1997 and March 29, 1997, respectively. Accounts receivable from such divisions were not significant.

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

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 25%, 24% and 6%, respectively, of net sales for the six months ended September 27, 1997. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future.

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

RESULTS OF OPERATIONS

Net sales for the three months ended September 27, 1997 increased 12.9% to $22.7 million from $20.1 million for the same prior year period. Higher sales during the three months ended September 27, 1997, compared to the same period last year, primarily reflected increased shipments to the Company's major customers in the telecommunications segment of the electronics market.

Net sales for the six months ended September 27, 1997 decreased 2.5% to $47.2 million from $48.4 million for the corresponding period of the prior year. Lower sales during the six months ended September 27, 1997, compared to the same period in the prior year, were primarily attributable to decreased material content associated with a change in mix of manufacturing services.

Gross profit for the three months ended September 27, 1997 increased to $1.7 million from $.9 million in the second quarter of last fiscal year. Gross margin (gross profit as a percentage of net sales) increased to 7.6% for the second quarter of fiscal 1998 from 4.3% for the comparable prior year period. The increase in gross profit and gross margin mainly reflected higher sales levels which provided increased coverage of fixed expenses. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses).

Gross profit for the six months ended September 27, 1997 increased 6.7% to $4 million from $3.8 million in the comparable prior year period. Gross margin increased to 8.5% versus 7.8% for the comparable prior year period. The increase in gross profit and gross margin for the six months ended September 27, 1997 primarily represented the effects of higher value added services which contributed to a better absorption of fixed costs.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the three months ended September 27, 1997 increased to $1.6 million compared to the $1.5 million in the corresponding period last year. SG&A expenses represented 7.2% of net sales for the three months ended September 27, 1997 compared to 7.6% for the three months ended September 28, 1996. The increase in SG&A expenses mainly reflect increased commission expense associated with higher sales levels. SG&A expenses for the six months ended September 27, 1997 increased to $3.3 million compared to $3.1 million in the comparable prior year period. SG&A expenses represented 6.9% of net sales for the six months ended September 27, 1997 compared to 6.5% for the six months ended September 28, 1996.

Interest income, net for the three months ended September 27, 1997 reflected income of $8,000 compared to $83,000 in the corresponding period in fiscal 1997. Interest income, net for the six months ended September 27, 1997 reflected income of $71,000 compared to $134,000 in the corresponding prior year period. The decrease in interest income,net for the three and six months ended September 27, 1997 is primarily due to higher interest expense incurred on the term note.

The provision for income taxes of $37,000 and the benefit for income taxes of $223,000 for the three months ended September 27, 1997 and September 28, 1996 respectively reflect an effective tax rate of 37.8% and 37.7%. The provision for income taxes of $316,000 and $286,000 for the six months ended September 27, 1997 and September 28, 1996, respectively, reflects an effective tax rate of 38.0% and 37.4% The effective tax rates for the three and six month periods ended September 27, 1997 remained relatively flat with the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $17.2 million and $20.4 million as of September 27, 1997 and March 29, 1997, respectively. In addition to the Company's working capital as of September 27, 1997, which includes cash and cash equivalents of $6.5 million, the Company has $15 million available from unused credit facilities.

Net cash provided by operating activities during the three and six month periods ended September 27, 1997 was $724,000 and $983,000. Net cash provided by operating activities was $1.7 million and $2.1 million during the three and six month periods ended September 28, 1996.

Capital expenditures during the three and six months ended September 27, 1997 and September 28, 1996 were $759,000, $3.9 million, $371,000, and $634,000, respectively. The increase in capital expenditures is primarily due to capital investments associated with the Company's new manufacturing facilities in Austin, Texas. Management anticipates capital expenditures in fiscal 1998 will exceed the level of capital expenditures made in fiscal 1997.

The Company has (i) a revolving line of credit for $10 million from a commercial bank, (ii) a $2.5 million term loan facility, (iii) an unused equipment financing facility for $1.4 million from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm. At September 27, 1997, the Company had $2.0 million outstanding under the term loan facility, compared to $-- at March 29, 1997. There were no outstanding balances under the commercial bank revolving line of credit or the revolving line of credit with Rohm as of September 27, 1997 and March 29, 1997.

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

BACKLOG

The Company's backlog as of September 27, 1997 was approximately $76.8 million compared to approximately $68.5 million at June 28, 1997 and $66.1 million at March 29, 1997. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of September 27, 1997, the Company had 595 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

The Company's success depends to an extent upon the continued services of several key employees. The loss of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholder's held on August 12, 1997, the following individuals were elected to the Board of Directors:

                                              Votes in Favor        Votes Against
    Kozo Sato (Class II Director)               8,156,322               31,215
    Raimon L. Conlisk (Class II Director)       8,156,322               31,215
    Sam L. Densmore (Class I Director)          8,156,322               31,215

The other matter's voted on at the meeting were:

                                              Votes in Favor       Votes Against       Abstentions
Company's 1997 Stock Incentive Plan             6,435,280             99,465             16,900

Company's Employee Stock Purchase Plan          6,457,330             78,265             16,050

Broker non-votes for the August 12, 1997 meeting amounted to 1,635,892.

Consequently, all proposals were passed by the shareholders.

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



         (b)  Reports on Form 8-K

              During the fiscal quarter ended September 27, 1997 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  XETEL CORPORATION
                                  (Registrant)

Date:    November 7, 1997         By:  /s/ Angelo A. DeCaro, Jr.
                                     -------------------------------
                                     Angelo A. DeCaro, Jr.
                                     President and Chief Executive Officer


Date:    November 7, 1997            /s/ Richard S. Chilinski
                                     -------------------------------
                                     Richard S. Chilinski
                                     Vice President,
                                     Chief Financial Officer
                                     and Assistant Secretary
                                     (Principal Financial and
                                     Accounting Officer)

                              INDEX TO EXHIBITS



Exhibit No.                               Description
-----------                               -----------

11.1                            Computation of Net Income per Share

27.1                            Financial Data Schedule