Form 10-Q
period 1997-12-27
XETEL CORP
filed 1998-02-10
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q

                                   (Mark One)

   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarterly period ended December 27, 1997,

                                       or

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

                              2105 GRACY FARMS LANE
                               AUSTIN, TEXAS 78758
          (Address of principal executive offices, including zip code)

                                 (512) 435-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of February 4, 1998: 8,987,894.

                                XETEL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         Balance Sheet as of December 27, 1997 and March 29, 1997................................................................3

         Statement of Operations for the three and nine months ended December 27, 1997 and December 28, 1996.....................4

         Statement of Cash Flows for the three and nine months ended December 27, 1997 and December 28, 1996.....................5

         Notes to Interim Financial Statements...................................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................8


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K......................................................................................12

Signatures......................................................................................................................13


PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                 December 27,        March 29,
                                                    1997               1997
                                                  ----------        ----------
                                                 (unaudited)

Current assets:
   Cash and cash equivalents                      $ 5,983             $ 7,032
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively               16,244              13,886
   Inventories                                     16,169              10,499
      Prepaid expenses and other                    1,287               1,836
                                                  -------             -------
                  Total current assets             39,683              33,253

Property and equipment, net                         8,301               5,599
Goodwill                                              790                 950
                                                  -------             -------
                  Total assets                    $48,774             $39,802
                                                  =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                         $15,357             $ 9,940
   Accrued expenses and other liabilities           3,278               2,929
                                                  -------             -------
                  Total current liabilities        18,635              12,869

Deferred income taxes                                 230                 230
Long term debt                                      2,792                  42

Commitments (Note 7)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      8,931,146 and 8,816,085 shares
      issued and 8,868,650 and 8,795,589
      shares outstanding, respectively             21,020              20,998
   Retained earnings                                6,124               5,996
   Deferred compensation                          (    27)            (   333)
                                                  -------             -------
                  Total stockholders' equity       27,117              26,661
                                                  -------             -------
                  Total liabilities and
                     stockholders' equity         $48,774             $39,802
                                                  =======             =======

   The accompanying notes are an integral part of these financial statements.



                                                         XETEL CORPORATION
                                                      STATEMENT OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA AMOUNTS)
                                                            (UNAUDITED)

                                                     Three Months Ended                         Nine Months Ended
                                             ---------------------------------         --------------------------------
                                             December 27,         December 28,         December 27,        December 28,
                                                1997                   1996                1997                1996
                                             -------------        ------------         ------------        ------------

Net sales                                    $     27,772         $    17,979          $    74,961         $    66,370

Cost of sales                                      26,842              17,007               70,015              61,635

                                             -------------         -------------       -------------        -----------
Gross profit                                          930                 972                4,946               4,735

Selling, general and administrative
   expenses                                         1,536               1,596                4,790               4,729
                                             -------------         -------------       -------------        -----------


(Loss) income from operations                        (606)               (624)                 156                   6

Other (expense) income, net                           (20)                 84                   50                 218
                                             -------------          ------------       -------------        -----------


(Loss) income before income taxes                    (626)               (540)                 206                 224

(Benefit) provision for income taxes                 (238)               (206)                  78                  80

                                            -------------           -------------      -------------        -----------
Net (loss) income                           $        (388)          $   ( 334)         $       128         $      144
                                            =============           =============      =============        ===========


Basic (loss) earnings per share             $       (0.04)          $   (0.04)         $      0.01         $     0.02
                                            =============           =============      =============        ===========


Basic weighted average shares                       8,840               8,772                8,824              8,683
outstanding                                 =============           =============      =============        ===========




Diluted (loss) earnings per share           $       (0.04)          $   (0.04)         $      0.01         $     0.02
                                            =============           ============       ============        ===========

Diluted weighted average shares                     8,840               8,772                9,558              9,332
outstanding                                 =============           ============       ============        ===========



   The accompanying notes are an integral part of these financial statements.



                                                         XETEL CORPORATION
                                                      STATEMENT OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)


                                                              Three Months Ended                   Nine Months Ended
                                                         ----------------------------       ------------------------------

                                                         December 27,    December 28,       December 27,      December 28,
                                                             1997            1996               1997              1996
                                                         ----------       ----------         ----------       ----------
Cash flows from operating activities:
    Net (loss) income                                      $  (388)         $  (334)         $   128          $   144

   Adjustments to reconcile net (loss) income to net
      cash (used for) provided by operating activities:
        Depreciation and amortization                          657              533            2,027            1,453
        Loss (gain) on disposal of equipment                    19               (7)              35              (20)
   Change in operating assets and liabilities:
        (Increase) decrease in--
            Trade accounts receivable                       (2,092)           1,450           (2,359)           7,823
            Inventories                                     (1,048)             716           (5,671)           4,790
            Prepaid expenses and other                        (121)              31              449               86
        Increase (decrease) in--
            Trade accounts payable                           2,539             (360)           5,418           (6,979)
            Accrued expenses and other liabilities            (531)             186               (9)          (2,988)
                                                           -------          -------          -------          -------
      Cash (used for) provided by operating activities        (965)           2,215               18            4,309

                                                           -------          -------          -------          -------
Cash flows from investing activities:
   Proceeds from sale of equipment                               9             --                408             --
   Purchases of property and equipment                      (1,137)            (391)          (4,998)          (1,025)
   Acquisition, net of cash acquired-XeTel Dallas             --               --               --                (18)
   Acquisition, net of cash acquired-XeTel West               --             (1,631)            --             (1,631)
                                                           -------          -------          -------          -------
      Cash used for investing activities                    (1,128)          (2,022)          (4,590)          (2,674)
                                                           -------          -------          -------          -------
Cash flows from financing activities:
  Net borrowings under debt agreements                       1,250              (31)           3,208              (61)
  Cash proceeds from stock issued under
      employee stock purchase plan                             253             --                253             --
  Proceeds from stock options exercised                         25                1               62               55
  Other                                                       --               --               --                 (3)
                                                           -------          -------          -------          -------
      Cash provided (used for) by financing activities       1,528              (30)           3,523               (9)

                                                           -------          -------          -------          -------
 (Decrease) increase in cash and cash equivalents             (565)             163           (1,049)           1,626
 Cash and cash equivalents, beginning of period              6,548            6,605            7,032            5,142
                                                           -------          -------          -------          -------
 Cash and cash equivalents, end of period                  $ 5,983          $ 6,768          $ 5,983          $ 6,768
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

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. The results of operations for the period ended December 27, 1997 are not necessarily indicative of the results of operations for the fiscal year ending March 28, 1998. These financial statements should be read in conjunction with the financial statements, and notes thereto, for the fiscal year ended March 29, 1997 as presented in the Company's 10-K filed with the SEC.

NOTE 3  NET INCOME PER SHARE


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). The Company adopted SFAS No. 128 in the quarter ended December 27,1997. Earnings per share have been restated for all periods presented to conform to the requirements of SFAS No. 128.

NOTE 4 INVENTORIES

Inventories consist of the following (in thousands):

                                       December 27,             March 29,
                                           1997                    1997
                                       -----------             -----------
Raw materials                          $    11,913             $     7,795
Work in progress                             3,883                   2,567
Finished goods                                 373                     137
                                       -----------             -----------
                                       $    16,169             $    10,499
                                       ===========             ===========

As of December 27, 1997 and March 29, 1997, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three and nine months ended December 27, 1997 and December 28, 1996 include provisions to the allowance for obsolete materials of $0, $126,000, $11,000, and $42,000, respectively.

NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                       December 27,             March 29,
                                         1997                     1997
                                       -----------              ----------

Machinery and equipment                $    13,319              $   14,373
Furniture and fixtures                         708                     335
Leasehold improvements                       2,989                     409
                                       -----------              ----------
                                            17,016                  15,117
Less: Accumulated depreciation
          and amortization             (     8,715)               (  9,518)
                                       -----------              ----------
                                       $     8,301              $    5,599
                                       ===========              ==========

NOTE 6 NOTES PAYABLE AND LONG-TERM DEBT

The Company has obtained a (i) revolving line of credit for $10 million from a commercial bank, (ii) a term loan facility for $3.3 million, (iii) an equipment financing facility from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm U.S.A., Inc. ("Rohm"), which is a wholly-owned subsidiary of Rohm Co. Ltd., Japan. At December 27, 1997, the Company had $3.3 million outstanding under the term loan facility, compared to $-- at March 29, 1997. There were no outstanding balances under the commercial bank revolving line of credit or the revolving line of credit with Rohm as of December 27, 1997 and March 29, 1997.

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

Interest paid totaled $100,000, $157,000, $5,900 and $12,500 for the three and nine months ended December 27, 1997 and December 28, 1996, respectively.

NOTE 7 LEASE COMMITMENTS

XeTel leases its operating facilities and certain manufacturing and office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $790,000, $2.1 million, $395,000 and $1.0 million during the three and nine months ended December 27, 1997 and December 28, 1996, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $3,144,000 in 1998, $3,200,000 in 1999, $3,191,000 in 2000, $2,882,000 in 2001, $1,932,000 in
2002 and an aggregate of $8,510,000 thereafter.

NOTE 8 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements described in Notes 6, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Rohm owned approximately 48% of the Company's outstanding common stock as of December 27, 1997. Purchases from such divisions were $35,000, $171,000, $113,000 and $434,000 for the three and nine months ended December 27, 1997 and December 28, 1996, respectively. Accounts payable to such divisions were $16,000 and $54,000 as of December 27, 1997 and March 29, 1997, respectively. Accounts receivable from such divisions were not significant.

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

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 21%, 11% and 9%, respectively, of net sales for the nine months ended December 27, 1997. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future.

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

RESULTS OF OPERATIONS

Net sales for the three months ended December 27, 1997 increased 54.4% to $27.8 million from $18.0 million for the same prior year period. Higher sales during the three months ended December 27, 1997, compared to the same period last year, primarily reflected increased shipments to the Company's major customers in the computer and networking segments of the electronics market.

Net sales for the nine months ended December 27, 1997 increased 12.9% to $75.0 million from $66.4 million for the corresponding period of the prior year. Higher sales during the nine months ended December 27, 1997, compared to the same period in the prior year, were primarily attributable to increased shipments to the Company's major customers in the computer segment of the electronics market.

Gross profit for the three months ended December 27, 1997 remained relatively flat at $.9 million compared to the third quarter of last fiscal year. Gross margin (gross profit as a percentage of net sales) decreased to 3.3% for the third quarter of fiscal 1998 from 5.4% for the comparable prior year period. The decrease in gross margin mainly reflects an unfavorable change in product mix, new program start-up inefficiencies and higher fixed expenses associated with strategic investments to update and expand facilities and to upgrade equipment capabilities offered to customers. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses).

Gross profit for the nine months ended December 27, 1997 increased 4.5% to $4.9 million from $4.7 million in the comparable prior year period. Gross margin decreased to 6.6% versus 7.1% for the comparable prior year period. The decrease in gross margin for the nine months ended December 27, 1997 primarily reflects higher fixed costs related to facility and equipment upgrades and new program start-up costs.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the three months ended December 27, 1997 remained relatively flat at $1.6 million compared to the corresponding period last year. SG&A expenses represented 5.5% of net sales for the three months ended December 27, 1997 compared to 8.9% for the three months ended December 28, 1996. The decrease in SG&A expenses as a percentage of sales reflects the effect of cost controls over the period. SG&A expenses for the nine months ended December 27, 1997 remained relatively flat at $4.7 million compared to the prior year period. SG&A expenses represented 6.4% of net sales for the nine months ended December 27, 1997 compared to 7.1% for the nine months ended December 28, 1996.

Other (expense) income, net for the three months ended December 27, 1997 reflected expense of $20,000 compared to income of $84,000 in the corresponding period in fiscal 1997. Other (expense) income, net for the nine months ended December 27, 1997 reflected income of $50,000 compared to income of $218,000 in the corresponding prior year period. The change in other (expense) income, net for the three and nine months ended September 27, 1997 is primarily due to higher interest expense incurred on the term note during the current fiscal year.

The benefit for income taxes of $238,000 and $206,000 for the three months ended December 27, 1997 and December 28, 1996 reflect an effective tax rate of 38.0% and 38.1%, respectively. The provision for income taxes of $78,000 and $80,000 for the nine months ended December 27, 1997 and December 28, 1996, respectively, reflect an effective tax rate of 37.8% and 35.7% The effective tax rates for the three and nine month periods ended December 27, 1997 remained relatively flat with the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $21.0 million and $20.4 million as of December 27, 1997 and March 29, 1997, respectively. In addition to the Company's working capital as of December 27, 1997, which includes cash and cash equivalents of $6.0 million, the Company has $14.3 million available from unused credit facilities.

Net cash used for operating activities and net cash provided by operating activities was $965,000 and $18,000 during the three and nine month periods ended December 27, 1997, respectively . Net cash provided by operating activities was $2.2 million and $4.3 million during the three and nine month periods ended December 28, 1996.

Capital expenditures during the three and nine months ended December 27, 1997 and December 28, 1996 were $1.1 million, $5.0 million, $391,000, and $1.0 million, respectively. The increase in capital expenditures was primarily due to capital investments associated with the Company's new manufacturing and administrative facilities in Austin, Texas. Management anticipates capital expenditures in fiscal 1998 will exceed the level of capital expenditures made in fiscal 1997.

The Company has (i) a revolving line of credit for $10 million from a commercial bank, (ii) a $3.3 million term loan facility, (iii) an unused equipment financing facility for $1.3 million from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm. At December 27, 1997, the Company had $3.3 million outstanding under the term loan facility, compared to $-- at March 29, 1997. There were no outstanding balances under the commercial bank revolving line of credit or the revolving line of credit with Rohm as of December 27, 1997 and March 29, 1997.

The bank facility bears interest at LIBOR plus 1.25% or 1.75% and/or prime (such rate determined based upon the amounts and period of loans), matures August 1998 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-eighth of 1% (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The term loan facility bears interest at 9.2% with a maturity of August 31, 2000. The line of credit from Rohm is secured by certain equipment, bears interest at LIBOR plus 1.25%, is payable on demand and expires on March 31, 1998. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

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

In June 1997, the Financial Accounting Standards Board issued FAS 130 and FAS 131. Neither FAS will have a material impact on the Company.

The Company is aware of the year 2000 issues and the effects it may have on its business systems. The Company has assessed its year 2000 issues and believes that implementation will be completed in a timely manner and that the related costs will not be material.

BACKLOG

The Company's backlog as of December 27, 1997 was approximately $100.1 million compared to approximately $76.8 million at September 27, 1997, $68.5 at June 28, 1997 and $66.1 million at March 29, 1997. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of December 27, 1997, the Company had 625 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit  Description
Number

3.2(1)   Second Restated Certificate of Incorporation.
3.3(1)   Restated Bylaws of the Registrant, as amended.
3.4(1)   Registration Rights, dated June 18, 1986 among the Registrant Rohm
         Corporation, Julian C. Hart, David W. Gault and Emory C. Garth.
4.1(1)   Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)   Specimen Common Stock certificate.
10.1(1)  Company's 1992 Stock Option Plan.
10.2(1)  Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
10.3(1)  Lease Agreement dated September 22, 1992 between Mellon Bank, N.A.,
         Trustee for the Consolidation Retirement Trust for the LTV Corporation
         and Affiliates (the "LTV Trust"), as Landlord, and the Registrant, as
         Tenant.
10.4(1)  First Amendment to Lease Agreement effective April 1, 1994 between the
         LTV Trust, as Landlord, and the Registrant, as Tenant.
10.5(1)  Amended and Restated Guaranty of Lease effective April 1, 1994 between
         Rohm USA, Inc., as Guarantor, and the LTV Trust, as Landlord.
10.6(1)  Waiver of Right of First Refusal dated May 2, 1994 by the Registrant, as Tenant, and the LTV Trust, as Landlord.
10.7(1)  Security Agreement dated October 14, 1992 between the Registrant and
         Rohm Corporation.
10.8(1)  $570,000 Secured Promissory Note issued October 14, 1992 by the
         Registrant in favor of Rohm Corporation.
10.9(1)  $110,000 Secured Promissory Note issued October 22, 1992 by the
         Registrant in favor of Rohm Corporation.
10.10(1) Security Agreement dated November 4, 1992 between Rohm Corporation, as
         Secured Party, and the Registrant.
10.11(1) $6,500,000 Secured Promissory Note issued November 4, 1992 by the
         Registrant in favor of Rohm Corporation.
10.12(1) $722,000 Secured Promissory Note issued March 1, 1993 by the Registrant in favor of Rohm Corporation.
10.13(1) Security Agreement dated May 17, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.14(1) $2,500,000 Secured Promissory Note issued May 17, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.15(1) Security Agreement dated August 16, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.17(1) $1,155,000 Secured Promissory Note issued August 16, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.18(1) Manufacturing Services Agreement dated November 18, 1994 between
         Primary Access and the Registrant.
10.19(1) Consent Agreement dated March 29, 1995 between Primary Access
         Corporation and the Registrant, as the Consenting Party.
10.20(1) Manufacturing Services Agreement February 22, 1989 between Motorola,
         Inc., MOS Memory Products Division and the Registrant, and letter from
         Motorola, Inc., Fast Static RAM Module Division related thereto.
10.21(1) Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse Electric.
10.22(2) Master Lease Agreement between the Registrant and General Electric
         Capital Corporation.
10.23(2) $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.24(3) $7,000,000 Promissory Note between the Registrant and Texas Commerce
         Bank National Association
10.25(3) Lease Agreement between Braker Phase III, Ltd. as Landlord, and the
         Registrant, as Tenant.
10.26(4) Lease Agreement between Delta HP Limited, as Landlord, and the
         Registrant, as Tenant.
10.27(4) First Amendment to Credit Agreement between the Registrant and Texas
         Commerce Bank National Association
10.28(4) Letter of Commitment between the Registrant and General Electric
         Capital Corporation.
10.29(4) Amended $3,000,000 Promissory Note between the Registrant and Rohm
         U.S.A.
10.30(5) Registrant's 1997 Stock Incentive Plan
10.31(5) Registrant's Employee Stock Purchase Plan
10.32    Lease Agreement between Braker Phase III, Ltd. as Landlord, and the
         Registrant, as Tenant.
11.1     Computation of Net Income per Share.
24.1(1)  Power of Attorney (see page II-4 of the Registration Statement as filed on November 20, 1995).
24.2(1)  Assistant Secretary's Certificate of Resolutions of the Board of
         Directors.
27.1     Financial Data Schedule

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



         (b)  Reports on Form 8-K

                During the fiscal quarter ended December 27, 1997 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      XETEL CORPORATION
                                      (Registrant)

Date:    February 9, 1997             By:  /s/ Angelo A. DeCaro, Jr.
                                           -------------------------------
                                           Angelo A. DeCaro, Jr.
                                           President and Chief Executive Officer


Date:    February 9, 1997                  /s/ Richard S. Chilinski
                                           -------------------------------
                                           Richard S. Chilinski
                                           Vice President,
                                           Chief Financial Officer
                                           and Assistant Secretary
                                           (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX

Exhibit  Description
Number

3.2(1)   Second Restated Certificate of Incorporation.
3.3(1)   Restated Bylaws of the Registrant, as amended.
3.4(1)   Registration Rights, dated June 18, 1986 among the Registrant Rohm
         Corporation, Julian C. Hart, David W. Gault and Emory C. Garth.
4.1(1)   Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)   Specimen Common Stock certificate.
10.1(1)  Company's 1992 Stock Option Plan.
10.2(1)  Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
10.3(1)  Lease Agreement dated September 22, 1992 between Mellon Bank, N.A.,
         Trustee for the Consolidation Retirement Trust for the LTV Corporation
         and Affiliates (the "LTV Trust"), as Landlord, and the Registrant, as
         Tenant.
10.4(1)  First Amendment to Lease Agreement effective April 1, 1994 between the
         LTV Trust, as Landlord, and the Registrant, as Tenant.
10.5(1)  Amended and Restated Guaranty of Lease effective April 1, 1994 between
         Rohm USA, Inc., as Guarantor, and the LTV Trust, as Landlord.
10.6(1)  Waiver of Right of First Refusal dated May 2, 1994 by the Registrant, as Tenant, and the LTV Trust, as Landlord.
10.7(1)  Security Agreement dated October 14, 1992 between the Registrant and
         Rohm Corporation.
10.8(1)  $570,000 Secured Promissory Note issued October 14, 1992 by the
         Registrant in favor of Rohm Corporation.
10.9(1)  $110,000 Secured Promissory Note issued October 22, 1992 by the
         Registrant in favor of Rohm Corporation.
10.10(1) Security Agreement dated November 4, 1992 between Rohm Corporation, as
         Secured Party, and the Registrant.
10.11(1) $6,500,000 Secured Promissory Note issued November 4, 1992 by the
         Registrant in favor of Rohm Corporation.
10.12(1) $722,000 Secured Promissory Note issued March 1, 1993 by the Registrant in favor of Rohm Corporation.
10.13(1) Security Agreement dated May 17, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.14(1) $2,500,000 Secured Promissory Note issued May 17, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.15(1) Security Agreement dated August 16, 1995 between Rohm U.S.A., Inc., as
         Secured Party, and the Registrant, as Debtor.
10.17(1) $1,155,000 Secured Promissory Note issued August 16, 1995 by the
         Registrant in favor of Rohm U.S.A., Inc.
10.18(1) Manufacturing Services Agreement dated November 18, 1994 between
         Primary Access and the Registrant.
10.19(1) Consent Agreement dated March 29, 1995 between Primary Access
         Corporation and the Registrant, as the Consenting Party.
10.20(1) Manufacturing Services Agreement February 22, 1989 between Motorola,
         Inc., MOS Memory Products Division and the Registrant, and letter from
         Motorola, Inc., Fast Static RAM Module Division related thereto.
10.21(1) Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse Electric.
10.22(2) Master Lease Agreement between the Registrant and General Electric
         Capital Corporation.
10.23(2) $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.24(3) $7,000,000 Promissory Note between the Registrant and Texas Commerce
         Bank National Association
10.25(3) Lease Agreement between Braker Phase III, Ltd. as Landlord, and the
         Registrant, as Tenant.
10.26(4) Lease Agreement between Delta HP Limited, as Landlord, and the
         Registrant, as Tenant.
10.27(4) First Amendment to Credit Agreement between the Registrant and Texas
         Commerce Bank National Association
10.28(4) Letter of Commitment between the Registrant and General Electric
         Capital Corporation.
10.29(4) Amended $3,000,000 Promissory Note between the Registrant and Rohm
         U.S.A.
10.30(5) Registrant's 1997 Stock Incentive Plan
10.31(5) Registrant's Employee Stock Purchase Plan
10.32    Lease Agreement between Braker Phase III, Ltd. as Landlord, and the
         Registrant, as Tenant.
11.1     Computation of Net Income per Share.
24.1(1)  Power of Attorney (see page II-4 of the Registration Statement as filed on November 20, 1995).
24.2(1)  Assistant Secretary's Certificate of Resolutions of the Board of
         Directors.
27.1     Financial Data Schedule

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