Form 10-K405
period 1998-03-28
XETEL CORP
filed 1998-06-26
CIK 1003932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549
                                   FORM 10-K

                                  ---------

                                   (Mark One)
[ x ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the fiscal year ended March 28, 1998,

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ x].

At June 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,431,376 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock). At June 16, 1998, there were 9,067,922 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

ITEM 1.  BUSINESS

THE COMPANY

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and expansion, future operating results, developments in the Company's markets and strategic focus, and new production processes and capabilities. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section "Risk Factors".

XeTel Corporation ("XeTel" or the "Company") holds ISO 9002 and BABT certifications and provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies full-service manufacturing solutions to original equipment manufacturers ("OEMs") primarily in the telecommunications, networking and computer industries. The Company's design and prototype services support customers in the product development phase and assist in their efforts to reduce time to market and time to volume as well as production costs. In its assembly operations, the Company employs advanced surface mount technologies and manufacturing processes and has developed production capabilities using advanced packaging technologies such as ball grid array (BGA). The Company incorporates its design and prototype services and assembly capabilities, together with materials management, advanced testing, systems integration and order fulfillment services, to provide turnkey solutions for its customers. The Company believes that as a result of providing design and prototype services, it is well positioned to provide value added manufacturing of products through production volumes. The Company believes that its turnkey operations provide its customers with quick turnaround, greater production flexibility and shorter delivery cycles. The Company's principal OEM customers include Allied Signal, Advanced Micro Devices, General Instrument, Linkabit Wireless, a subsidiary of The Titan Corporation, Micro Motion, a subsidiary of Emerson Electric, Motorola (various divisions), SBE, Telematics, a subsidiary of ECI Telecom Ltd., Trimble Navigation, Westinghouse Electric and Xplore Technologies. The Company is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

The Company was incorporated in Texas in 1984 and reincorporated in Delaware in 1995. The Company maintains its principal executive offices at 2105 Gracy Farms Lane, Austin, Texas 78758, and its telephone number is (512) 435-1000.

RISK FACTORS

The following summary of risk factors relevant to an investment in shares of the Company's common stock is derived, in part, from the section captioned "Risk Factors" in the prospectus of the Company dated February 13, 1996 (the "Prospectus"), as filed with the Securities and Exchange Commission (the "Commission") pursuant to the initial registration of shares of common stock of the Company under the Securities Act of 1933, as amended (the "Securities Act"). This discussion does not purport to be complete and is subject to, and qualified by, the discussion of risk factors set forth in the Prospectus. A copy of the Prospectus may be inspected without charge at the Commission's principal offices in Washington, D.C. and copies of all or any part thereof may be obtained from such office upon payment of prescribed fees. The Commission also maintains a World Wide Website which provides online access to reports, proxy and information statements and other information regarding registrants that they file electronically with the Commission (including the Company) at the address http:// www.sec.gov.

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

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Due to the factors noted above and elsewhere in this Form 10-K and other filings with the Securities and Exchange Commission, the

Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 20%, 16% and 9%, respectively, of net sales for its fiscal year ended March 28, 1998 ("fiscal 1998"). For the fiscal year ended March 29, 1997 ("fiscal 1997"), the Company's three largest customers accounted for approximately 14%, 9% and 8%, of its net sales. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them.
To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

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

YEAR 2000 COMPLIANCE. In fiscal 1998, the Company began a year 2000 data assessment project to address all necessary code changes, testing and implementation for all of its systems. Many of the Company's business and operating systems are currently year 2000 compliant, and therefore, the Company is undertaking additional efforts to identify and modify those systems which may not be year 2000 compliant. Anticipated spending for the year 2000 date conversion project will be expensed as incurred or new software will be capitalized and amortized over the software's useful life and is not expected to have a significant impact on the Company's results of operations. Project completion is planned during fiscal 1999. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continuous availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

INDUSTRY OVERVIEW

The electronics manufacturing services market emerged over 20 years ago as a result of the need by OEMs to utilize additional manufacturing sources for excess production capacity when in-house capacity was insufficient to meet product demand. Small, local manufacturers were often used by OEMs for temporary and unpredictable capacity overruns and for specialty work, when required. As a result of the capital intensive requirements of the manufacturing process and the demand for more complex and sophisticated technologies, outsourcing by OEMs has continued to gain acceptance. Today, many OEMs consider the electronics manufacturing services industry an integral part of their business and manufacturing strategy and have established long-term relationships with electronics manufacturers. As a result, the electronics manufacturing services industry has experienced significant growth. The Institute for Interconnecting and Packaging Electronic Circuits ("IPC") estimates the market for providing electronics manufacturing services was $18 billion in 1997, 83% of which was attributable to the approximately 35 companies in the industry that achieved net sales in 1997 of over $100 million. According to IPC, sales for companies in the electronics manufacturing services industry have grown at an average rate of 20% per year since 1984, and will continue to grow through 2000, at an average rate of 25% per year.

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

EXPAND STATE-OF-THE-ART MANUFACTURING CAPACITY. During fiscal 1998, the Company relocated its Austin manufacturing and administrative operations to new facilities totaling 145,000 square feet. To support higher demand levels , the Company increased its investments in advanced test, surface mount ("SMT") and other equipment during fiscal 1998. The Company expects to continue to expand its manufacturing facilities with state-of-the-art equipment and retain additional personnel to increase its production capacity and enhance its customer service.

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

CUSTOMERS AND MARKETING

XeTel has over 14 years of experience in the electronics manufacturing services industry. The Company serves a diversified customer base consisting of approximately 120 customers spread over a variety of growing industries, including the telecommunications, networking and computer industries.

Although XeTel serves a large and varied group of customers, a substantial portion of the Company's sales are derived from a small number of customers. Three of the Company's customers, Motorola SD, General Instrument, and SBE, accounted for 20%, 16% and 9% of the Company's net sales for fiscal 1998, respectively, and 0%, 9% and 4% of net sales for fiscal 1997, respectively. In addition, the Company's fifteen largest customers (including Motorola SD, General Instrument, and SBE) collectively accounted for approximately 78% of the Company's net sales during fiscal 1998. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

BACKLOG

The Company's backlog as of March 28, 1998 was approximately $112.3 million compared to approximately $66.1 million as of March 29, 1997. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of March 28, 1998, the Company had approximately 650 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

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

ITEM 2.  PROPERTIES

XeTel leases 145,000 square feet of space in Austin, Texas for its executive offices and manufacturing operations. Additional leased manufacturing plants are located in Dallas, Texas (25,000 square feet) and San Ramon, California (25,000 square feet).

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


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS

COMMON STOCK INFORMATION

The following table sets forth the quarterly high and low per share sales prices of the Company's common stock by quarter for fiscal 1998 and fiscal 1997 as reported by the Nasdaq National Market. The Company's common stock is quoted on the Nasdaq National Market under the symbol "XTEL".


                                                                             1998                                   1997
                                                                             ----                                   ----
         QUARTER                                                   HIGH                LOW                HIGH                LOW
                                                                   ----                ---                ----                ---
         First                                                    $6 3/8              $4 3/8               $10               $6 5/8

         Second                                                    6 1/8                5                 7 7/8               3 3/4

         Third                                                     5 1/2              3 3/4                 5                 3 1/4

         Fourth                                                    4 1/4              3 1/2               6 1/8               3 3/4

XeTel has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. As of June 19, 1998, the approximate number of record shareholders was 1,864 based upon the information obtained from the Company's transfer agent.

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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Fiscal Year Ended
                                                      ------------------------------------------------------------
                                                      March 28,    March 29,   March 30,    April 1,     April 2,
                                                         1998         1997       1996         1995          1994
                                                      ---------    ---------   ---------    ---------    ---------
Statement of Operations Data:


Net sales                                             $ 112,685    $  90,453   $ 117,846    $  64,507    $  52,451
Cost of sales                                           105,171       83,442     102,605       58,689       49,801
                                                      ---------    ---------   ---------    ---------    ---------

Gross profit                                              7,514        7,011      15,241        5,818        2,650
Selling, general and administrative expenses              6,469        6,573       5,875        4,146        4,059
                                                      ---------    ---------   ---------    ---------    ---------

Income (loss) from operations                             1,045          438       9,366        1,672       (1,409)
Interest (expense) income, net                              (30)         268        (605)        (411)        (323)
                                                      ---------    ---------   ---------    ---------    ---------

Income (loss) before income taxes                         1,015          706       8,761        1,261       (1,732)
Provision (benefit) for income taxes                        386          257       3,106          319         (252)
                                                      ---------    ---------   ---------    ---------    ---------
Net income (loss)                                     $     629    $     449   $   5,655    $     942    $  (1,480)
                                                      =========    =========   =========    =========    =========

Basic earnings (loss) per share                       $    0.07   $    0.05    $    0.85    $    0.37    $   (0.59)
                                                      =========   =========    =========    =========    =========
Basic weighted average shares outstanding                 8,863        8,709       6,673        2,531        2,521
                                                      =========   =========    =========    =========    =========


Diluted earnings (loss) per share                     $    0.07   $    0.05    $    0.76    $    0.14    $   (0.59)
                                                      =========   =========    =========    =========    =========
Diluted weighted average shares outstanding               9,532        9,575       7,411        6,646        2,521(1)
                                                      =========   =========    =========    =========    =========

Balance Sheet Data:

Working capital                                       $  20,953    $  20,384   $  20,560    $   1,007    $   1,137
Total assets                                             58,806       39,802      45,156       22,950       15,282
Notes payable and current portion of long-term debt       5,800           --          --        7,016        5,612

Long-term debt, less current portion                      2,667           42          --           --          379
Stockholders' equity                                  $  27,744    $  26,661   $  24,922    $   4,403    $   3,446
                                                      =========   =========    =========    =========    =========


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

Annual and/or quarterly gross margins and operating results are also affected by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. XeTel generally has idle capacity and reduced operating margins during periods of lower-volume.

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


                                                     Fiscal Year Ended
                                               -----------------------------
                                               March 28,  March 29, March 30,
                                                 1998      1997       1996
                                               --------  --------   --------

Net sales                                       100.0%     100.0%    100.0%
Cost of sales                                    93.3       92.2      87.1
                                               ------     ------    ------
Gross profit                                      6.7        7.8      12.9
Selling, general and administrative expenses      5.7        7.3       5.0
                                               ------     ------    ------
Income from operations                            1.0        0.5       7.9
Interest (expense) income, net                   (0.1)       0.3      (0.5)
                                               ------     ------    ------
Income before income taxes                        0.9        0.8       7.4
Provision for income taxes                        0.3        0.3       2.6
                                               ------     ------    ------
Net income                                        0.6%       0.5%      4.8%
                                               ======     ======    ======

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales for fiscal 1998 increased 24.6% to $112.7 million from $90.5 million for fiscal 1997. The increase in net sales resulted primarily from increased shipments to the Company's major computer, telecommunications, and networking customers. The Company's sales to its three largest customers for fiscal 1998 represented 20%, 16% and 9% respectively, of total net sales. Sales to the Company's three largest customers for fiscal 1997 represented 14%, 9% and 8% respectively, of total net sales.

Gross profit for fiscal 1998 increased to $7.5 million from $7.0 million in fiscal 1997. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 6.7% for fiscal 1998 from 7.8% for fiscal 1997. The decrease in the Company's gross margin is mainly due to higher costs associated with strategic investments made to expand and upgrade equipment and facilities. Management intends to continue to expand the range of services it provides and focus on market opportunities where its capabilities in rendering value added services in a cost effective manner can improve productivity, product yields and utilization.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for fiscal 1998 remained relatively flat at $6.5 million as compared to fiscal 1997. SG&A expenses represented 5.7% of net sales for fiscal 1998 as compared to 7.3% for fiscal 1997. The decrease in SG&A expenses as a percentage of sales reflects the effect of cost controls during fiscal 1998.

Other (expense) income, net for fiscal 1998 reflects expense of $30,000 compared to income of $268,000 for fiscal 1997. The change in other (expense) income, net was due to increased interest expense incurred on the term note and revolving line of credit in fiscal 1998.

The provision for income taxes of $386,000 and $257,000 reflects an effective tax rate of 38.0% and 36.4% for fiscal 1998 and fiscal 1997, respectively. The higher effective tax rate for fiscal 1998 was primarily due to increased goodwill amortization expense during fiscal 1998 that was deductible for financial reporting purposes but was not deductible for tax purposes.

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales for fiscal 1997 decreased 23.2% to $90.5 million from $117.8 million for fiscal 1996. The decrease in net sales was primarily due to cancellations and rescheduled orders from certain of the Company's major telecommunications and networking customers. The Company's sales to its three largest customers for fiscal 1997 represented 14%, 9% and 8%, respectively, of total net sales. Sales to the Company's three largest customers for fiscal 1996 represented 24%, 18% and 15%, respectively, of total net sales.

Gross profit for fiscal 1997 decreased 53.9% to $7.0 million from $15.2 million in fiscal 1996. Gross margin decreased to 7.8% for fiscal 1997 from 12.9% for fiscal 1996. The decrease in the Company's gross margin reflects the effects of lower sales levels and the lower absorption of fixed costs. The lower sales levels also contributed to lower inventory and accounts receivable balances.

SG&A expenses for fiscal 1997 increased 10.2% to $6.5 million from $5.9 million in fiscal 1996. SG&A expenses represented 7.3% of net sales for fiscal 1997 as compared to 5.0% for fiscal 1996. Higher SG&A expenses were primarily attributable to increased public company expenses and additional expenses associated with newly acquired businesses.

Other (expense) income, net for fiscal 1997 reflects income of $268,000 versus an expense of $605,000 for fiscal 1996. The change was due to interest earned from an increase in cash and cash equivalents and a decrease in interest expense resulting from the payment of amounts outstanding under the Company's revolving line of credit and notes payable. This debt was paid off in February, 1996 with a portion of proceeds from the Company's initial public offering.

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

                                                         Three Months Ended
                                           ------------------------------------------
                                           March 28,  Dec. 27,    Sept. 27,  June 28,
FISCAL 1998                                  1998       1997        1997       1997
                                           --------   --------    --------   --------
Statement of Operations Data:
 Net Sales                                 $ 37,724   $ 27,772    $ 22,722   $ 24,467
 Gross Profit                                 2,568        930       1,720      2,296
 Income (loss) from operations                  890       (606)         90        672
 Net income (loss)                              502       (388)         61        455
                                           ========   ========    ========   ========
 Basic earnings (loss) per share           $   0.06   $  (0.04)   $   0.01   $   0.05
                                           ========   ========    ========   ========
 Basic weighted average
 shares outstanding                           8,927      8,840       8,821      8,811
                                           ========   ========    ========   ========

 Diluted earnings (loss) per share         $   0.05   $  (0.04)   $   0.01   $   0.05
                                           ========   ========    ========   ========
 Diluted weighted average
 shares outstanding                           9,356      8,840       9,662      9,638
                                           ========   ========    ========   ========




                                                         Three Months Ended
                                           ------------------------------------------
                                           March 29,  Dec. 28,    Sept. 28,  June 29,
FISCAL 1997                                  1997       1996        1996       1996
                                           --------   --------    --------   --------
Statement of Operations Data:
 Net Sales                                 $ 24,083   $ 17,979    $ 20,129    $ 28,262
 Gross Profit                                 2,276        972         857       2,906
 Income (loss) from operations                  432       (624)       (674)      1,304
 Net income (loss)                              305       (334)       (368)        846
                                           ========   ========    ========   =========
 Basic earnings (loss) per share           $   0.03   $  (0.04)   $  (0.04)   $   0.10
                                           ========   ========    ========   =========
 Basic weighted average
 shares outstanding                           8,786      8,772       8,742       8,535
                                           ========   ========    ========   =========

 Diluted earnings (loss) per share         $   0.03   $  (0.04)   $  (0.04)   $   0.09
                                           ========   ========    ========   =========
 Diluted weighted average
 shares outstanding                           9,587      8,772       8,742       9,503
                                           ========   ========    ========   =========


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $21.0 million at the end of fiscal 1998, compared to $20.4 million at the end of fiscal 1997. In addition to the Company's working capital as of March 28, 1998, which includes cash and cash equivalents of $7.2 million, the Company also has $19 million available from unused credit facilities.

Net cash used in operating activities during fiscal 1998 was $2.7 million on higher year over year sales levels. Net cash provided by operating activities was $4.9 million in fiscal 1997 on lower year over year sales levels and net cash used in operating activities was $1.5 million in fiscal 1996.

Capital expenditures during fiscal 1998, 1997 and 1996 were $6.3 million, $1.4 million and $2.5 million, respectively. Management anticipates capital expenditures in fiscal 1999 will not exceed the level of capital expenditures made in fiscal 1998. During fiscal 1998, the Company relocated its Austin manufacturing and administrative operations and incurred larger capital expenditures to upgrade its equipment and capabilities. The Company's expenditures on research and development in fiscal 1998, 1997 and 1996 were $183,000, $180,000 and $174,000, respectively.

The Company has negotiated $36 million in credit lines and equipment financing facilities: (i) a revolving line of credit for $17 million from a commercial bank, (ii) a $3.3 million term loan facility, and (iii) an equipment financing facility for $16 million from a financial services company ($7.5 million unused). There was $5.3 million and $0 outstanding under the commercial bank line of credit and $3.3 million and $0 outstanding under the term note at March 28, 1998 and March 29, 1997, respectively.

The bank facility bears interest at LIBOR plus 1.25% to 1.75% depending upon certain financial ratios and/or prime (such rate determined based upon the amounts and period of loans), matures August 31, 1999 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-eighth of one percent (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The term loan facility bears interest at 9.2% with a maturity of August 31, 2000. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

The financing facilities contain certain restrictions which, among other things, require maintenance of a minimum level of tangible net worth and other operating and financial ratios.

The Company believes that its working capital, together with cash generated from operations and financing facilities, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its 1999 fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Balance Sheet as of March 28, 1998 and March 29, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Statement of Income for the fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Statement of Changes in Stockholders' Equity for the fiscal years ended March 28, 1998,
         March 29, 1997 and March 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Statement of Cash Flows for the fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of XeTel Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XeTel Corporation (the "Company") at March 28, 1998 and March 29, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
----------------------------------
    PRICE WATERHOUSE LLP

Austin, Texas
April 25, 1998

                               XETEL CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                       March 28,   March 29,
                                                         1998        1997
                                                       ---------   ---------
Current assets:
  Cash and cash equivalents                            $  7,239    $  7,032
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $240 and $240, respectively                       22,887      13,886
  Inventories                                            18,061      10,499
  Prepaid expenses and other                                927       1,836
                                                       --------    --------
             Total current assets                        49,114      33,253
Property and equipment, net                               8,955       5,599
Goodwill                                                    737         950
                                                       --------    --------
             Total assets                              $ 58,806    $ 39,802
                                                       ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                               $ 19,396    $  9,940
  Notes payable and current portion
    of long term debt                                     5,800          --
  Accrued expenses and other liabilities                  2,965       2,929
                                                       --------    --------
             Total current liabilities                   28,161      12,869

Deferred income taxes                                       234         230
Long term debt                                            2,667          42
Commitments (Note 7)

Stockholders' equity:
  Common stock, $0.0001 par value,
    25,000,000 shares authorized,
    8,998,896 and 8,816,085 shares
    issued and 8,936,400 and 8,795,589
    shares outstanding, respectively                     21,142      20,998
  Retained earnings                                       6,625       5,996
  Deferred compensation                                     (23)       (333)
                                                       --------    --------
             Total stockholders' equity                  27,744      26,661
                                                       --------    --------
             Total liabilities and
               stockholders' equity                    $ 58,806    $ 39,802
                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                              STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Fiscal Year Ended
                                      ----------------------------------
                                      March 28,    March 29,   March 30,
                                        1998         1997        1996
                                      ---------    ---------   ---------

Net sales                             $ 112,685    $  90,453   $ 117,846
Cost of sales                           105,171       83,442     102,605
                                      ---------    ---------   ---------
Gross profit                              7,514        7,011      15,241
Selling, general and
  administrative
  expenses                                6,469        6,573       5,875
                                      ---------    ---------   ---------
Income from operations                    1,045          438       9,366
Other (expense) income, net                 (30)         268        (605)
                                      ---------    ---------   ---------
Income before income taxes                1,015          706       8,761
Provision for income taxes                  386          257       3,106
                                      ---------    ---------   ---------
Net income                            $     629    $     449   $   5,655
                                      =========    =========   =========
Basic earnings per share              $    0.07    $    0.05   $    0.85
                                      =========    =========   =========
Basic weighted average
  shares outstanding                      8,863        8,709       6,673
                                      =========    =========   =========
Diluted earnings per share            $    0.07    $    0.05   $    0.76
                                      =========    =========   =========
Diluted weighted average
  shares outstanding                      9,532        9,575       7,411
                                      =========    =========   =========



   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)






                                          Series A                                        Retained
                                       Preferred Stock      Common Stock                  Earnings        Total
                                       ---------------      ------------   Deferred    (Accumulated    Stockholders'
                                        Shares      Amount       Shares      Amount         Comp         Deficit)       Equity
                                      ---------   ----------    ---------  ----------   ------------   -------------  ----------
         Balance, April 1, 1995           3,864   $    3,235        2,512  $    1,276             --   $       (108)  $   4,403
           Stock options exercised           --           --           53          65             --             --          65
           Deferred compensation             --           --           --          64   $        (64)            --          --
           Amortization of deferred
                compensation                 --           --           --          --              9             --           9
           Net income                        --           --           --          --             --          5,655       5,655
           Conversion of preferred
                 stock                   (3,864)      (3,235)       3,864       3,235             --             --          --
           Issuance of common
              stock under initial
              public offering                --           --        2,094      14,790             --             --      14,790
                                      ---------   ----------    ---------  ----------   ------------   ------------   ---------
         Balance, March 30, 1996             --           --        8,523      19,430            (55)         5,547      24,922
           Stock options exercised           --           --           68          77             --             --          77
           Tax benefit on
              disqualifying                  --           --           --          46             --             --          46
         dispositions
           Amortization of deferred
              compensation                   --           --           --          --             16             --          16
           Acquisition- XeTel Dallas         --           --          207       1,448           (294)            --       1,154
           Net income                        --           --           --          --             --            449         449
           Other                             --           --           (2)         (3)            --             --          (3)
                                      ---------   ----------    ---------  ----------   ------------   ------------   ---------
         Balance, March 29, 1997             --           --        8,796      20,998           (333)         5,996      26,661
           Stock options exercised           --           --          115         149             --             --         149
           Employee stock purchase
               plan                          --           --           67         254             --             --         254
           Transfer of restricted stock      --           --          (42)       (294)           294             --          --
           Tax benefit on
              disqualifying dispositions     --           --           --          35             --             --          35
           Amortization of deferred
              compensation                   --           --           --          --             16             --          16
           Net income                        --           --           --          --             --            629         629
                                      ---------   ----------    ---------  ----------   ------------    -----------   ---------
         Balance, March 28, 1998             --   $       --        8,936  $   21,142   $        (23)   $     6,625   $  27,744
                                      =========   ==========    =========  ==========   ============    ===========   =========



   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Fiscal Year Ended
                                                                             ---------------------------------------------------
                                                                             March 28,            March 29,            March 30,
                                                                               1998                 1997                 1996
                                                                              --------            --------             --------
         Cash flows from operating activities:
            Net income                                                        $    629            $    449             $  5,655
            Adjustments to reconcile net income to net
                 cash (used in) provided by operating activities:
                 Depreciation and amortization                                   2,736               2,080                1,453
                 Deferred income tax benefit                                       121                   5                (323)
                 Loss on disposal of equipment                                      51                  16                   94
            Change in operating assets and liabilities:
            (Increase) decrease in--
                 Trade accounts receivable                                     (9,001)               5,949              (9,250)
                 Inventories                                                   (7,562)               4,524              (7,413)
                 Prepaid expenses and other                                        788               (509)                (428)
            Increase (decrease) in--
                 Trade accounts payable                                          9,456             (4,745)                3,922
                 Accrued expenses, taxes, and other liabilities                     35             (2,845)                4,778
                                                                              --------            --------             --------
            Cash (used in) provided by operating activities                    (2,747)               4,924              (1,512)
                                                                              --------            --------             --------

            Cash flows from investing activities:
                 Proceeds from sale of equipment                                   426                  --                   --
                 Purchases of property and equipment                           (6,334)             (1,416)              (2,507)
                 Acquisition, net of cash acquired - XeTel Dallas                   --                (18)                   --
                 Acquisition, net of cash acquired - XeTel West                     --             (1,631)                   --
                                                                              --------            --------             --------
            Cash used in investing activities                                  (5,908)             (3,065)              (2,507)
                                                                              --------            --------             --------

            Cash flows from financing activities:
                 Net borrowings under debt agreements                            8,424                (92)              (7,016)
                 Proceeds from stock options exercised                             149                  77                   65
            Cash proceeds from stock issued under employee
              stock purchase plan                                                  254                  --                   --
                 Tax benefit on disqualifying dispositions                          35                  46                   --
                 Net proceeds from initial public offering                          --                  --               14,790
                                                                              --------            --------             --------
            Cash provided by financing activities                                8,862                  31                7,839
                                                                              --------            --------             --------

            Increase in cash and cash equivalents                                  207               1,890                3,820
            Cash and cash equivalents, beginning of period                       7,032               5,142                1,322
                                                                              --------            --------             --------
            Cash and cash equivalents, end of period                          $  7,239            $  7,032             $  5,142
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

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), beginning with the third quarter of fiscal 1998. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during the period. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, and notes payable and long-term debt, approximate fair values.

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company's exposure to concentrations of credit risk relate primarily to trade receivables. The Company controls credit risk by performing credit evaluations for all new customers and requires letters of credit, bank guarantees and advanced payments, if deemed necessary. The Company had one customer that represented 38% of the Company's trade accounts receivable as of March 28, 1998. Through fiscal 1998, bad debt write-offs have not been material.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 1998 presentation.

USE OF ESTIMATES

Judgments and estimates by management are required in the preparation of financial statements to conform with generally accepted accounting principles. The estimates and underlying assumptions effect the reported amounts of assets and liabilities, the disclosure of contingencies at the balance sheet date and

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

the reported revenues and expenses for the period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting and Disclosure of Stock-Based Compensation" for the fiscal year ended March 29, 1997. SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to apply the accounting rules contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees". As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations. Companies that continue to use APB Opinion No. 25 are required to present in the notes to the consolidated financial statements the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 10).

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company is required to adopt FAS 130 effective March 29, 1998, with reclassification of financial statements for earlier years required. The adoption of this new accounting standard is not expected to have a material impact on the financial statements.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company is required to adopt FAS 131 effective March 29, 1998, and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application.

NOTE 2 INVENTORIES

Inventories consist of the following (in thousands):

                                                     March 28,  March 29,
                                                       1998       1997
                                                     --------   --------

Raw materials                                        $ 13,944   $  7,795
Work in progress                                        3,731      2,567
Finished goods                                            386        137
                                                     --------   --------
                                                     $ 18,061   $ 10,499
                                                     ========   ========

As of March 28, 1998 and March 29, 1997, the Company had allowances for obsolete raw materials (principally printed circuit board components) of $490,000 and $490,000, respectively. Cost of sales for fiscal 1998, 1997 and 1996 include provisions to the allowance for obsolete materials of $344,000, $168,000 and $318,000, respectively.

NOTE 3 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

                                           March 28,   March 29,
                                             1998        1997
                                           --------    --------

Machinery and equipment                    $ 13,204    $ 14,373
Furniture and fixtures                          838         335
Leasehold improvements                        3,506         409
                                           --------    --------
                                             17,548      15,117
Less: Accumulated depreciation
          and amortization                   (8,593)     (9,518)
                                           --------    --------
                                           $  8,955    $  5,599
                                           ========    ========

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4 NOTES PAYABLE AND LONG-TERM DEBT

The Company has (i) a revolving line of credit for $17 million from a commercial bank, (ii) a term loan facility for $3.3 million, (iii) an equipment financing facility from a financial services company, and (iv) a revolving line of credit for $3 million from Rohm U.S.A., Inc. ("Rohm"), which is a wholly-owned subsidiary of Rohm Co. Ltd., Japan. The Rohm line of credit expired on March 31, 1998. There was $5.3 million and $0 outstanding under the commercial bank line of credit and $3.3 million and $0 outstanding under the term note at March 28, 1998 and March 29, 1997, respectively. The revolving line of credit bears interest ranging between 6.9% and 7.4%. The term loan facility bears interest at 9.2%, is secured by certain assets, and matures on August 31, 2000. There was no outstanding loan balance under the Rohm line of credit as of March 28, 1998 and March 29, 1997.

The $17 million line of credit bears interest at LIBOR plus 1.25% or 1.75%, depending on certain financial ratios, and/or prime (such rate determined based upon the amounts and period of loans), matures on August 31, 1999 and is secured by certain assets of the Company. The facility requires payment of a commitment fee equal to one-eighth of 1% (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. All equipment leased to date under this facility has qualified for operating lease treatment.

The financing facilities contain certain restrictions which include maintenance of a minimum level of tangible net worth and other operating and financial ratios. At March 28, 1998, the Company was in compliance with all debt covenants.

Interest paid totaled $209,000, $18,000 and $704,000 for fiscal 1998, 1997 and 1996, respectively.

NOTE 5 INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                       Fiscal Year Ended
                                 ------------------------------
                                 March 28,  March 29,  March 30,
                                   1998       1997       1996
                                 --------   --------   --------
Federal

           Current               $    228   $    255   $  3,013
           Deferred                   125        (37)      (280)
State
           Current                     37          7        416
           Deferred                    (4)        32        (43)
                                 --------   --------   --------
                                 $    386   $    257   $  3,106
                                 ========   ========   ========

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                                     Fiscal Year Ended
                                              ---------------------------------
                                              March 28,   March 29,    March 30,
                                                1998        1997         1996
                                              --------    --------     --------
Tax at statutory rate                             34.0%       34.0%        34.0%
Add (deduct) the effect of state income tax        2.6         3.8          3.2
Change in valuation allowance                       --          --         (1.8)
Other, net                                         1.4        (1.4)         0.1
                                              --------    --------     --------
                                                  38.0%       36.4%        35.5%
                                              ========    ========     ========

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The components of deferred income tax assets, included in prepaid expenses and other current assets, and liabilities are as follows (in thousands):

                                                      March 28,       March 29,
                                                        1998            1997
                                                     ----------      ----------
Deferred tax assets:
   Reserves                                          $      200      $      215
   Franchise tax                                             39             151
   Accrued vacation                                          70              69
   Other                                                    174             165
                                                     ----------      ----------
Gross current deferred tax asset                            483             600
                                                     ----------      ----------
Deferred tax liabilities:
   Depreciation                                            (229)           (230)
   Other                                                     (5)             --
                                                     ----------      ----------
Gross long-term deferred tax liability                     (234)           (230)
                                                     ----------      ----------
Net deferred tax asset                               $      249      $      370
                                                     ==========      ==========

Income taxes totaling $170,000, $3,157,000 and $360,000 were paid in fiscal 1998, 1997 and 1996, respectively.

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

NOTE 7 LEASE COMMITMENTS

XeTel leases its operating facility and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $3,024,000, $1,233,000 and $779,000 during fiscal 1998, 1997 and
1996, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $3,728,000 in 1999, $3,575,000 in 2000, $3,267,000 in 2001, $2,316,000 in 2002, $1,492,000 in
2003 and an aggregate of $7,343,000 thereafter.

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8  SALES TO MAJOR CUSTOMERS

XeTel's sales are concentrated in the electronics industry; however, the customers operate in diverse markets and geographic areas. The following table summarizes the percentage of gross revenues generated by sales to customers that account for more than 10% of sales in fiscal 1998, 1997 and 1996:

                                                  Fiscal Year Ended
                                        -----------------------------------
                                        March 28,     March 29,    March 30,
                                          1998          1997         1996
                                        --------      --------     --------
Customer A                                    20%           14%          24%
Customer B                                    16            --           18
Customer C                                    --            --           15

Accounts receivable from customer A represented 38% of the Company's trade accounts receivable as of March 28, 1998.

NOTE 9 RELATED PARTY TRANSACTIONS

In addition to the debt arrangements with Rohm described in Note 4, the Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm, during the normal course of business. Purchases from such divisions were $191,000, $526,000 and $908,000 for fiscal 1998, 1997 and 1996, respectively. Accounts payable to such divisions were $14,000 and $54,000 as of March 28, 1998 and March 29, 1997, respectively. Accounts receivable from such divisions were not significant.

NOTE 10 EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan, which is described below. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the date of grant for awards under that plan been consistent with the method provided for by SFAS No. 123, the Company's net income and the diluted earnings per share would have reflected the following pro forma amounts for fiscal 1998 and fiscal 1997 (in thousands except per share data):

                                                                Fiscal Year Ended
                                                            ------------------------
                                                            March 28,      March 29,
                                                              1998            1997
                                                            --------       ---------
         Net Income                     As reported           $629            $449
                                        Pro forma             $361            $357

         Diluted earnings per share     As reported           $.07            $.05
                                        Pro forma             $.04            $.04


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                                    Fiscal Year Ended
                                                               ---------------------------
                                                               March 28,         March 29,
                                                                 1998              1997
                                                               ---------         ---------
                                   Dividend yield                   --                 --
                                   Expected volatility           47.47%             40.35%
                                   Risk-free rate of return       5.67%              6.34%
                                   Expected life               5 years            5 years

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

XeTel's 1997 Stock Option Plan (the "Option Plan") provides for the grant of common stock options to key employees. The exercise price of each option is the fair market value of a share of common stock on the date of grant. The term of each option can be no more than 10 years from the date of grant and expires 90 days after the termination of employment. Each option vests equally over a period of four years from the date of grant. As of March 28, 1998, the Company has reserved 1,949,225 shares of common stock for the Option Plan.

A summary of activity under the Option Plan is as follows:

                                                        NUMBER        WEIGHTED
                                                       OF SHARES       AVERAGE
                                                         UNDER        EXERCISE
                                                        OPTION        PRICE ($)
                                                      ----------      ----------
Options outstanding as of April 1, 1995                  938,250            1.26

    Granted                                              321,000            1.52
    Exercised                                            (52,675)           1.13
    Canceled                                             (34,575)           1.18
                                                      ----------      ----------
Options outstanding as of March 30, 1996               1,172,000            1.34

    Granted                                              418,500            5.06
    Exercised                                            (67,525)           1.28
    Canceled                                             (37,875)           2.68
                                                      ----------      ----------
Options outstanding as of March 29, 1997               1,485,100            2.36

    Granted                                              415,500            4.94
    Exercised                                           (115,775)           1.29
    Canceled                                            (179,625)           5.20
                                                      ----------      ----------
Options outstanding as of March 28, 1998               1,605,200            2.82
                                                      ==========      ==========

Options exercisable at:
    March 30, 1996                                       517,250            1.28
    March 29, 1997                                       758,975            1.38
    March 28, 1998                                       930,450            1.79

                                                                      WEIGHTED
                                                        NUMBER OF     AVERAGE
                                                         SHARES      FAIR VALUE
Weighted average, grant date fair value of                UNDER      ----------
options granted during:                                  OPTION         ($)
                                                        ---------    ----------

    Fiscal 1996                                          321,000         .40
    Fiscal 1997                                          418,500        2.28
    Fiscal 1998                                          415,500        2.42

                               XETEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                                         March 28, 1998
-----------------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------------------           -----------------------------
                                                                       Weighted
                                                         Weighted       Average
                                          Number of      Average       Remaining           Number of        Weighted
                                           Options       Exercise     Cntractual            Options          Average
                        Exercise Price   Outstanding      Price       Life (yrs)          Exercisable    Exercise Price
                        --------------   -----------      -----       ----------          -----------    --------------
                          $1.22 - 1.22       213,125      $1.22          4.19               101,625           $1.22
                           1.23 - 1.23       422,875       1.23          2.69               415,375            1.23
                           1.33 - 4.00       344,575       1.80          2.54               282,075            1.33
                           4.38 - 4.88       165,000       4.63          5.77                40,000            4.64
                           5.00 - 6.00       459,625       5.13          5.95                91,375            5.11
                                         -----------      -----          ----              --------           -----
                          $1.22 - 6.00     1,605,200      $2.82          4.11               930,450           $1.79
                                         ===========      =====          ====              ========           =====

In connection with options issued in fiscal 1996, the Company has recognized compensation expense totaling $16,000 and $16,000 in fiscal 1998 and fiscal 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan ("Purchase Plan"), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation to a maximum of 1,500 shares per enrollment period. During fiscal 1998 and fiscal 1997, 67,481 and 0 shares were issued under the plan, respectively. Proceeds from stock issued under the Purchase Plan were $254,000 and $0 for fiscal 1998 and fiscal 1997, respectively. The weighted average estimated fair value of purchase rights granted under the employee stock purchase plan was $1.39 per share for fiscal 1998. As of March 28, 1998, 932,519 shares were reserved for future issuance under the plan.

401 k PLAN

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective July 1, 1995 whereby substantially all employees are eligible to participate if they are at least 21 years of age, and such participants may contribute up to 12% of their compensation. Also in connection with this amendment, the Company elected to make matching contributions to participants after the participants have completed one year of service. The matching contribution is 25% of participant contributions, which is applied to a maximum of 5% of each participant's compensation. The Company may also make profit sharing and other contributions to the 401(k) Plan for the benefit of the participants. Company contributions vest ratably over a five-year period. Company contributions charged to operations were $137,000, $85,000 and $70,000 for fiscal 1998, 1997 and 1996, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company and their ages are as follows:

Ronald W. Guire           49      Chairman of the Board of Directors (Class III)
Angelo A. DeCaro, Jr.     46      President, Chief Executive Officer and Director (Class III)
Julian C. Hart            58      Senior Vice President, Chief Technical Officer, and Secretary
William A. Peten          50      Senior Vice President, Corporate Materials and Systems
Richard S. Chilinski      46      Vice President, Chief Financial Officer and Assistant Secretary
Stephen D. Sauter         38      Vice President, Sales and Marketing
Norman E. O'Shea          50      Vice President, General Manager XeTel West
James A. Roark            42      Vice President, General Manager XeTel Dallas
Raimon L. Conlisk         75      Director (Class II)
Sam L. Densmore           57      Director (Class I)
Kozo Sato                 58      Director (Class II)

Mr. Guire has served as Chairman of the Board of Directors since April 1998. Prior to April 1998, Mr. Guire served as a Director of the Company from 1986 to April 1998 and as Secretary from 1991 to September 1996. Mr. Guire has served with EXAR Corporation ("EXAR"), a semiconductor designer and manufacturer, since 1984 including as Executive Vice President since June 1995, as Senior Vice President from 1989 to 1995 and as a director, Secretary of the Board of Directors and Chief Financial Officer since 1985. Mr. Guire was formerly a partner in the public accounting firm of Graubart & Co. from 1979 to 1985.

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

Mr. Peten has served as Senior Vice President - Corporate Materials and Systems since April 1998. Prior to April 1998, Mr. Peten served as Vice President - Material Acquisition and Control from 1993 to April 1998. Prior to joining XeTel, Mr. Peten was employed by IBM for approximately 23 years where he held numerous management assignments including Materials Manager for the IBM Printed Circuit Panel Plant in Austin from 1989 to 1993.

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

Mr. Sauter has served as Vice President- Sales and Marketing since August 1997. Prior to joining XeTel, Mr. Sauter was employed by Jabil Circuit, Inc. Mr. Sauter was employed by Jabil Circuit for over 12 years and last held the position of Sales and Marketing Manager for North America. Prior to Jabil, Mr. Sauter worked for Texas Instruments in their Equipment Group as a Manufacturing Engineer.

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

Mr. Roark has served as Vice President - General Manager XeTel Dallas since December 1997. Prior to joining XeTel, Mr. Roark served as Vice President of Operations for Efficient Networks, Inc. from November 1993 until November 1997. Prior to Efficient Networks, Mr. Roark worked for Silicon Graphics Computer Systems and last held the position of Manufacturing Product Manager.

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

Mr. Sato has served as a Director of the Company since 1986 and as Chairman of the Board of Directors from 1986 to April 1998. Mr. Sato previously served as the Company's Chief Executive Officer from 1986 to August 1995. Mr. Sato has served as a director of Rohm Americas, Inc., a wholly owned subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company since February 1997. From 1984 to October 1997, Mr. Sato served as the Chief Executive Officer and President of Rohm U.S.A., Inc., a wholly owned subsidiary of Rohm Co., Ltd., Japan.

There is no family relationship among any of the foregoing individuals.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Shareholders) for the fiscal year ended March 28, 1998 to be held August 11, 1998 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Shareholders) for the fiscal year ended March 28, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged in a number of transactions with Rohm, its largest stockholder. The Company believes that these transactions were on terms no less favorable to the Company than would have been obtained from unaffiliated third parties. All significant transactions in the past and future, if any, between the Company and its officers, Directors, principal stockholders and affiliates (including Rohm) will be approved by a majority of the Company's independent Directors and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

At March 28, 1998, the Company had a $3 million revolving line of credit with Rohm that bears interest at LIBOR plus 1.25%, is payable on demand and is secured by certain equipment. The revolving line of credit with Rohm expired on March 31, 1998. There were no outstanding balances under the Rohm line of credit at March 28, 1998.

Interest paid to Rohm under the credit facility described above was approximately $0, $0 and $704,000 in fiscal years 1998, 1997 and 1996, respectively.

In addition to the arrangements described above, the Company has entered into transactions in the ordinary course of business with certain divisions of Rohm Corporation, a wholly owned subsidiary of Rohm. Component purchases from such divisions were $191,000, $526,000 and $908,000 for fiscal years 1998, 1997 and
1996, respectively.

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

(b)  Reports on Form 8-K

During the fiscal quarter ended March 28, 1998 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Angelo A. DeCaro, Jr. and Richard S. Chilinski, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report ( Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


                                       XETEL CORPORATION
                                       (Registrant)

Date:    June 16 , 1998                By:  /s/ Angelo A. DeCaro, Jr.
                                          -------------------------------------
                                          Angelo A. DeCaro, Jr.
                                          President and Chief Executive
                                          Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                       Title                                     Date
/s/ Angelo A. DeCaro, Jr.                                                            June 16  , 1998
    ----------------------------------
    Angelo A. DeCaro, Jr.                  President and Chief
                                           Executive Officer
                                           and Director (principal
                                           executive officer)

/s/ Richard S. Chilinski                                                             June 16  , 1998
    ----------------------------------
    Richard S. Chilinski                   Vice President,
                                           Chief Financial Officer
                                           and Assistant Secretary
                                           (principal financial and
                                           accounting officer)

/s/ Ronald W. Guire                                                                  June 16 , 1998
    ----------------------------------
    Ronald W. Guire                        Chairman of the Board of Directors


/s/ Kozo Sato                                                                        June 16 , 1998
    ----------------------------------
    Kozo Sato                              Director


/s/ Raimon L. Conlisk                                                                June 16, 1998
    ----------------------------------
    Raimon L. Conlisk                      Director


/s/ Sam L. Densmore                                                                  June 16, 1998
    ----------------------------------
    Sam L. Densmore                        Director

INDEX TO EXHIBITS

Exhibit          Description
Number
3.2(1)           Second Restated Certificate of Incorporation.
3.3(1)           Restated Bylaws of the Registrant, as amended.
3.4(1)           Registration Rights, dated June 18, 1986 among the Registrant Rohm Corporation, Julian C. Hart, David
                 W. Gault and Emory C. Garth.
4.1(1)           Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)           Specimen Common Stock certificate.
10.2(1)          Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
10.20(1)         Manufacturing Services Agreement February 22, 1989 between Motorola, Inc., MOS Memory Products Division and the Registrant, and letter from Motorola, Inc., Fast Static RAM Module Division related thereto.
10.21(1)         Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse Electric.
10.22(2)         Master Lease Agreement between the Registrant and General Electric Capital Corporation.
10.23(2)         $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.24(3)         $7,000,000 Promissory Note between the Registrant and Texas Commerce Bank National Association.
10.25(3)         Lease Agreement between Braker Phase III, Ltd. as Landlord, and the Registrant, as Tenant.
10.26(4)         Lease Agreement between Delta HP Limited, as Landlord, and the Registrant, as Tenant.
10.27(4)         First Amendment to Credit Agreement between the Registrant and Texas Commerce Bank National
                 Association.
10.28(4)         Letter of Commitment between the Registrant and General Electric Capital Corporation.
10.29(4)         Amended $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.30(5)         Registrant's 1997 Stock Incentive Plan
10.31(5)         Registrant's Employee Stock Purchase Plan
10.32(6)         Lease Agreement between Braker Phase III, Ltd. as Landlord, and the Registrant, as Tenant.
10.33            Amended $10,000,000 Promissory Note between the Registrant and Chase Bank of Texas.
10.34            Second Amendment to Credit Agreement between the Registrant and Chase Bank of Texas.
10.35            Amended Letter of Commitment between the Registrant and General Electric Capital Corporation.
11.1             Computation of Earnings per Share.
23.1             Consent of Price Waterhouse LLP.
24.1             Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.
27.1             Financial Data Schedule

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

(6) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's December 1997 Form 10-Q.