Form 10-Q
period 1998-06-27
XETEL CORP
filed 1998-08-11
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q

                                   (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended June 27, 1998,

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of August 6, 1998: 9,085,797.

                                XETEL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         Balance Sheet as of June 27, 1998 and March 28, 1998................................................................3

         Statement of Operations for the three months ended June 27, 1998 and June 28, 1997..................................4

         Statement of Cash Flows for the three months ended June 27, 1998 and June 28, 1997..................................5

         Notes to Interim Financial Statements...............................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................8


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..................................................................................12

Signatures..................................................................................................................13

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               June 27,      March 28,
                                                                 1998          1998
                                                               --------      ---------
                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                   $  7,205      $  7,239
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively                             24,666        22,887
   Inventories                                                   21,773
                                                                               18,061
 Prepaid expenses and other                                         919
                                                                                  927
                                                               --------      --------
                  Total current assets                           54,563        49,114

Property and equipment, net                                       8,858         8,955
Goodwill                                                            683
                                                                                  737
                                                               --------      --------
                  Total assets                                 $ 64,104      $ 58,806
                                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                      $ 20,177      $ 19,396
   Notes payable and current portion
        of long term debt                                         8,500         5,800
   Accrued expenses and other liabilities                         4,000         2,965
                                                               --------      --------
                  Total current liabilities                      32,677        28,161

Deferred income taxes                                               234           234
Long term debt                                                    2,542         2,667

Commitments (Note 7)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      9,085,795 and 8,998,896 shares
      issued and 9,043,299 and 8,936,400
      shares outstanding, respectively                           21,465        21,142
   Retained earnings                                              7,309         6,625
   Deferred compensation                                           (123)          (23)
                                                               --------      --------
                  Total stockholders' equity                     28,651        27,744
                                                               --------      --------
                  Total liabilities and
                     stockholders' equity                      $ 64,104      $ 58,806
                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA AMOUNTS)
                                   (UNAUDITED)

                                          Three Months Ended
                                        ----------------------
                                        June 27,      June 28,
                                          1998          1997
                                        --------      --------
Net sales                               $ 44,308      $ 24,467

Cost of sales                             41,238        22,171
                                        --------      --------
Gross profit                               3,070         2,296

Selling, general and administrative
   expenses                                1,787         1,624
                                        --------      --------

Income from operations                     1,283           672
Other (expense) income, net                 (179)           61
                                        --------      --------

Income before income taxes                 1,104           733

Provision for income taxes                   420           278
                                        --------      --------
Net income                              $    684      $    455
                                        ========      ========


Basic earnings per share                $   0.08      $   0.05
                                        ========      ========

Basic weighted average shares              9,008         8,811
outstanding                              =======      ========



Diluted earnings per share              $   0.07      $   0.05
                                        ========      ========

Diluted weighted average shares            9,695         9,638
outstanding                              =======      ========


   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                           --------------------
                                                           June 27,     June 28,
                                                             1998         1997
                                                           --------     --------
Cash flows from operating activities:
    Net income                                             $   684      $   455

   Adjustments to reconcile net income to net
      cash (used for) provided by operating
      activities:
        Depreciation and amortization                          714          647

        (Gain) loss on disposal of equipment                    (8)           1

   Change in operating assets and liabilities:
        (Increase) decrease in--
            Trade accounts receivable                       (1,779)        (401)
                                                                         (1,667)
            Inventories                                     (3,712)

            Prepaid expenses and other                           8          729

        Increase in--
            Trade accounts payable                             781          443
                                                                             52
            Accrued expenses and other liabilities           1,035
                                                           -------      -------

      Cash (used for) provided by operating activities      (2,277)         259
                                                           -------      -------

Cash flows from investing activities:
   Proceeds from sale of equipment                               8          399

   Purchases of property and equipment                        (545)      (3,102)
                                                           -------      -------
      Cash used for investing activities                      (537)      (2,703)
                                                           -------      -------
Cash flows from financing activities:
  Net borrowings under debt agreements                       2,575        1,677
  Cash proceeds from stock issued under
      employee stock purchase plan                             154           --

  Proceeds from stock options exercised                         51           29
                                                           -------      -------

      Cash provided by financing activities                  2,780        1,706
                                                           -------      -------
 (Decrease) increase in cash and cash equivalents              (34)        (738)
 Cash and cash equivalents, beginning of period              7,239        7,032
                                                           -------      -------

 Cash and cash equivalents, end of period                  $ 7,205      $ 6,294
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

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. The results of operations for the period ended June 27, 1998 are not necessarily indicative of the results of operations for the fiscal year ending March 27, 1999. These financial statements should be read in conjunction with the financial statements, and notes thereto, for the fiscal year ended March 28, 1998 as presented in the Company's 10-K filed with the SEC.

NOTE 3 INVENTORIES

Inventories consist of the following (in thousands):

                     June 27,    March 28,
                       1998        1998
                     --------    --------
Raw materials        $16,746     $13,944
Work in progress       4,393       3,731
Finished goods           634         386
                     -------     -------
                     $21,773     $18,061
                     =======     =======

As of June 27, 1998 and March 28, 1998, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three months ended June 27, 1998 and June 28, 1997 include provisions to the allowance for obsolete materials of $ 130,000 and $0, respectively.

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

                                   June 27,      March 28,
                                     1998          1998
                                   --------      ---------
Machinery and equipment            $ 13,390      $ 13,204
Furniture and fixtures                  912           838
Leasehold improvements                3,772         3,506
                                   --------      --------
                                     18,074        17,548
Less: Accumulated depreciation
          and amortization           (9,216)       (8,593)
                                   --------      --------
                                   $  8,858      $  8,955
                                   ========      ========

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT

The Company has (i) a revolving line of credit for $17.0 million from a commercial bank, (ii) a term loan facility for $3.3 million, and (iii) an equipment financing facility from a financial services company. There was $8.0 million and $5.3 outstanding under the commercial bank line of credit and $3.0 million and $3.3 million outstanding under the term note at June 27, 1998 and March 28, 1998, respectively. The term loan facility bears interest at 9.2%, is secured by certain assets, and matures on August 31, 2000.

The $17.0 million line of credit bears interest at LIBOR plus 1.25% or 1.75%, depending on certain financial ratios, and/or prime (such rate determined based upon the amounts and period of loans), matures on August 31, 1999 and is secured by certain assets of the Company. The facility requires payment of a commitment fee equal to one-eighth of 1% (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. All equipment leased to date under this facility has qualified for operating lease treatment.

The financing facilities contain certain restrictions which include maintenance of a minimum level of tangible net worth and other operating and financial ratios. At June 27, 1998, the Company was in compliance with all debt covenants.

Interest paid totaled $201,000 and $23,000 for the three months ended June 27, 1998 and June 28, 1997, respectively.

NOTE 6 LEASE COMMITMENTS

XeTel leases its operating facilities and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $1,001,000 and $566,000 during the three months ended June 27, 1998 and June 28, 1997, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $3,875,000 in 1999, $3,782,000 in 2000, $3,467,000 in 2001, $2,513,000 in
2002, $1,684,000 in 2003 and an aggregate of $7,343,000 thereafter.

NOTE 7 RELATED PARTY TRANSACTIONS

The Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm U.S.A., Inc. ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, during the normal course of business. Rohm owned approximately 48% and 49% of the Company's outstanding common stock as of June 27, 1998 and June 28, 1997, respectively. Purchases from such divisions were $41,000, and $70,000 for the three months ended June 27, 1998 and June 28, 1997, respectively. Accounts payable to such divisions were $33,000 and $14,000 as of June 27, 1998 and March 28, 1998, respectively. Accounts receivable from such divisions were not significant.

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

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Due to the factors noted above and elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 54.8%, 9.6% and 3.4%, respectively, of net sales for the three months ended June 27, 1998. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

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

RESULTS OF OPERATIONS

Net sales for the three months ended June 27, 1998 increased 81.1% to $44.3 million from $24.5 million for the same prior year period. The higher sales levels primarily represents increased shipments to the Company's major customers in the computer segment of the electronics market.

Gross profit for the three months ended June 27, 1998 increased 33.7% to $3.1 million from $2.3 million in the comparable prior year period. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). The increase in gross profit primarily resulted from higher sales levels which provided increased coverage of fixed expenses. Gross margin (gross profit as a percentage of net sales) decreased to 6.9% for the first quarter of fiscal 1999 from 9.4% for the comparable prior year period. The decrease in gross margin mainly reflects anticipated changes in product mix towards higher material content customer programs.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the three months ended June 27, 1998 increased 10.0% to $1.8 million compared to $1.6 million in the corresponding period last year. The increase in SG&A expenses mainly reflects expenses related to employee additions. SG&A expenses represented 4.0% of net sales for the three months ended June 27, 1998 compared to 6.6% for the three months ended June 28, 1997. The decrease in SG&A expenses as a percentage of sales reflects the effects of cost controls and higher sales levels.

Other (expense) income, net for the three months ended June 27, 1998 reflected expense of $179,000 compared to income of $61,000 in the corresponding period in fiscal 1998. The change in other (expense) income is mainly due to interest expense incurred on borrowings under the term note and revolving line of credit.

The provision for income taxes of $420,000 and $278,000 reflects an effective tax rate of 38.0% for the three months ended June 27, 1998 which was relatively flat with the 37.9% effective tax rate for the three month period ended June 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $21.9 million and $21.0 million as of June 27, 1998 and March 28, 1998, respectively. In addition to the Company's working capital as of June 27, 1998, which includes cash and cash equivalents of $7.2 million, the Company has $16.1 million available from unused credit facilities.

Net cash used for operating activities was $2.3 million during the first quarter due to working capital needs associated with higher sales levels. Net cash provided by operating activities was $259,000 during the three month period ended June 28, 1997.

Capital expenditures during the three months ended June 27, 1998 and June 28, 1997 were $545,000 and $3.1 million, respectively. The decrease in capital expenditures was primarily due to capital investments made in the prior year associated with the Company's new manufacturing and administrative facilities in Austin, Texas.

The bank facility bears interest at LIBOR plus 1.25% or 1.75% and/or prime (such rate determined based upon the amounts and period of loans), matures August 1999 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-eighth of 1% (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The term loan facility bears interest at 9.2% with a maturity of August 31, 2000. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

The financing facilities contain certain restrictions which, among other things, require maintenance of a minimum level of tangible net worth and other operating and financial ratios.

The Company believes its working capital, together with cash flows from operations and financing facilities, will be sufficient to meet operating and capital requirements through its 1999 fiscal year end.

BACKLOG

The Company's backlog as of June 27, 1998 was approximately $114.8 million compared to approximately $112.3 million at March 28, 1998. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of June 27, 1998, the Company had 675 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit  Description
Number
3.2(1)   Second Restated Certificate of Incorporation.
3.3(1)   Restated Bylaws of the Registrant, as amended.
3.4(1)   Registration Rights, dated June 18, 1986 among the Registrant Rohm Corporation, Julian C. Hart, David W. Gault
         and Emory C. Garth.
4.1(1)   Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)   Specimen Common Stock certificate.
10.2(1)  Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
10.20(1) Manufacturing Services Agreement February 22, 1989 between Motorola, Inc., MOS Memory Products Division and the
         Registrant, and letter from Motorola, Inc., Fast Static RAM Module Division related thereto.
10.21(1) Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse Electric.
10.22(2) Master Lease Agreement between the Registrant and General Electric Capital Corporation.
10.23(2) $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.24(3) $7,000,000 Promissory Note between the Registrant and Texas Commerce Bank National Association.
10.25(3) Lease Agreement between Braker Phase III, Ltd. as Landlord, and the Registrant, as Tenant.
10.26(4) Lease Agreement between Delta HP Limited, as Landlord, and the Registrant, as Tenant.
10.27(4) First Amendment to Credit Agreement between the Registrant and Texas Commerce Bank National Association.
10.28(4) Letter of Commitment between the Registrant and General Electric Capital Corporation.
10.29(4) Amended $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
10.30(5) Registrant's 1997 Stock Incentive Plan
10.31(5) Registrant's Employee Stock Purchase Plan
10.32(6) Lease Agreement between Braker Phase III, Ltd. as Landlord, and the Registrant, as Tenant.
10.33(7) Amended $10,000,000 Promissory Note between the Registrant and Chase Bank of Texas.
10.34(7) Second Amendment to Credit Agreement between the Registrant and Chase Bank of Texas.
10.35(7) Amended Letter of Commitment between the Registrant and General Electric Capital Corporation.
10.36    Amended $17,000,000 Promissory Note between the Registrant and Chase Bank of Texas.
10.37    Third Amendment to Credit Agreement between the Registrant and Chase Bank of Texas.
11.1     Computation of Earnings per Share.
24.1     Power of Attorney, pursuant to which amendments to this Form 10-Q may be filed, is included on the signature page contained in this Form 10-Q.
27.1     Financial Data Schedule

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

(7) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's 1998 Form 10-K.



         (b)  Reports on Form 8-K

                During the fiscal quarter ended June 27, 1998 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Angelo A. DeCaro, Jr. and Richard S. Chilinski, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Form 10-Q and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                           XETEL CORPORATION
                                          (Registrant)

Date:    August 11, 1998                   By: /s/ Angelo A. DeCaro, Jr.
                                               ---------------------------------
                                               Angelo A. DeCaro, Jr.
                                               President and Chief Executive
                                               Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    August 11, 1998                   By: /s/ Angelo A. DeCaro, Jr.
                                               ---------------------------------
                                               Angelo A. DeCaro, Jr.
                                               President and Chief Executive
                                               Officer and Director


Date:    August 11, 1998                       /s/ Richard S. Chilinski
                                               ---------------------------------
                                               Richard S. Chilinski
                                               Vice President,
                                               Chief Financial Officer
                                               and Assistant Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
NUMBER                             EXHIBIT                                     PAGE
-------                            -------                                 -------------
10.36               Amended $17,000,000 Promissory Note
10.37               Third Amendment to Credit Agreement
11.1                Computation of Earnings per Share
27.1                Financial Data Schedule