Form 10-Q
period 1998-09-26
XETEL CORP
filed 1998-11-10
CIK 1003932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-Q

                                   (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended September 26, 1998,

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
            For the transition period from            to
                                           ----------    ----------

                        Commission File Number: 0-27482

                               XETEL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                             74-2310781
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value, as of November 4, 1998: 9,149,950.

                               XETEL CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS


         Balance Sheet as of September 26, 1998 and March 28, 1998..........................................................3

         Statement of Operations for the three and six months ended September 26, 1998 and September 27, 1997...............4

         Statement of Cash Flows for the three and six months ended September 26, 1998 and September 27, 1997...............5

         Notes to Interim Financial Statements..............................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................7


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders................................................................12

ITEM 5.  Other Information..................................................................................................12

ITEM 6.  Exhibits and Reports on Form 8-K...................................................................................14

Signatures..................................................................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                               XETEL CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS                                   September 26,    March 28,
                                                                                  1998           1998
                                                                               -----------    -----------
                                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                                   $     7,352    $     7,239
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively                                                23,386         22,887
   Inventories                                                                      19,995         18,061
   Prepaid expenses and other                                                        1,236            927
                                                                               -----------    -----------
                  Total current assets                                              51,969         49,114

Property and equipment, net                                                          8,634          8,955
Goodwill
                                                                                       630            737
                                                                               -----------    -----------
                  Total assets                                                 $    61,233    $    58,806
                                                                               ===========    ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                      $    12,689    $    19,396
   Notes payable and current portion
        of long term debt                                                           13,407          5,800
   Accrued expenses and other liabilities                                            4,045          2,965
                                                                               -----------    -----------
                  Total current liabilities                                         30,141         28,161

Deferred income taxes                                                                  234            234
Long term debt                                                                       2,417          2,667

Commitments (Note 7)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      9,085,797 and 8,998,896 shares
      issued and 9,079,799 and 8,936,400
      shares outstanding, respectively                                              21,593         21,142
   Retained earnings                                                                 7,069          6,625
   Deferred compensation                                                              (221)           (23)
                                                                               -----------    -----------
                  Total stockholders' equity                                        28,441         27,744
                                                                               -----------    -----------
                  Total liabilities and
                     stockholders' equity                                      $    61,233    $    58,806
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements

                               XETEL CORPORATION
                            STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA AMOUNTS)
                                  (UNAUDITED)

                                        Three Months Ended               Six Months Ended
                                  ------------------------------  -------------------------------
                                  September 26,   September 27,   September 26,   September 27,
                                     1998             1997            1998            1997
                                  ------------    ------------    ------------    ------------
Net sales                         $     36,211    $     22,722   $     80,518    $     47,189

Cost of sales                           34,824          21,002         76,061          43,173
                                  ------------    ------------   ------------    ------------
Gross profit                             1,387           1,720          4,457           4,016

Selling, general and
  administrative expenses                1,552           1,630          3,339           3,255
                                  ------------    ------------   ------------    ------------

Income (loss) from operations             (165)             90          1,118             761
Other (expense) income, net               (222)              8           (402)             71
                                  ------------    ------------   ------------    ------------

Income (loss) before
  income taxes                            (387)             98            716             832
Provision (benefit) for
  income taxes                            (147)             37            272             316

                                  ------------    ------------   ------------    ------------
Net income (loss)                 $       (240)   $         61   $        444    $        516
                                  ============    ============   ============    ============


Basic earnings (loss)
  per share                       $      (0.03)   $       0.01   $       0.05    $       0.06
                                  ============    ============   ============    ============

Basic weighted average
  shares outstanding                     9,062           8,821          9,035           8,816
                                  ============    ============   ============    ============



Diluted earnings (loss)
  per share                       $      (0.03)   $       0.01   $       0.05    $       0.05
                                  ============    ============   ============    ============

Diluted weighted
  average shares outstanding             9,062           9,662          9,615           9,661
                                  ============    ============   ============    ============


   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                     Three Months Ended               Six Months Ended
                                                                ----------------------------    ----------------------------

                                                                September 26,   September 27,    September 26,  September 27,
                                                                   1998            1997             1998           1997
                                                                ------------    ------------    -------------   ------------
Cash flows from operating activities:
   Net (loss) income                                             $      (240)      $      61       $    444       $   516
   Adjustments to reconcile net income to net
      cash (used for) provided by operating
      activities:
        Depreciation and amortization                                    735             723          1,449         1,370
        Loss (gain) on disposal of equipment                              --              14             (8)           15
   Change in operating assets and liabilities:
        Decrease (increase) in--
            Trade accounts receivable                                  1,280             135           (499)         (266)
            Inventories                                                1,778          (2,956)        (1,934)       (4,623)
            Prepaid expenses and other                                  (317)           (159)          (309)          570
        (Decrease) increase in--
            Trade accounts payable                                    (7,489)          2,436         (6,707)        2,879
            Accrued expenses and other liabilities                        47             470          1,080           522
                                                                 -----------       ---------        -------       -------
        Cash (used for) provided by operating activities              (4,206)            724         (6,484)          983
                                                                 -----------       ---------        -------       -------
Cash flows from investing activities:
   Proceeds from sale of equipment                                        --              --              9           399
   Purchases of property and equipment                                  (429)           (759)          (974)       (3,861)
                                                                 -----------       ---------        -------       -------
        Cash used for investing activities                              (429)           (759)          (965)       (3,462)

Cash flows from financing activities:
   Net borrowings under debt agreements                                4,782             281          7,357         1,958
   Cash proceeds from stock issued under
      employee stock purchase plan                                        --              --            154            --
   Proceeds from stock options exercised                                  --               8             51            37
                                                                 -----------       ---------        -------       -------
      Cash provided by financing activities                            4,782             289          7,562         1,995
                                                                 -----------       ---------        -------       -------
   Increase (decrease) in cash and cash equivalents                      147             254            113          (484)
   Cash and cash equivalents, beginning of period                      7,205           6,294          7,239         7,032

                                                                 -----------       ---------        -------       -------
   Cash and cash equivalents, end of period                      $     7,352       $   6,548       $  7,352       $ 6,548
                                                                 ===========       =========        =======       =======


   The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 BUSINESS

XeTel provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey electronic manufacturing solutions to original equipment manufacturers primarily in the telecommunications, networking and computer industries. XeTel incorporates its design and prototype services and assembly capabilities together with materials management, advanced testing, systems integration services and order fulfillment to provide comprehensive electronic manufacturing solutions for its customers.

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

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. The results of operations for the period ended September 26, 1998 are not necessarily indicative of the results of operations for the fiscal year ending March 27, 1999. These financial statements should be read in conjunction with the financial statements, and notes thereto, for the fiscal year ended March 28, 1998 as presented in the Company's 10-K filed with the SEC.

NOTE 3 INVENTORIES

Inventories consist of the following (in thousands):



                              September 26,             March 28,
                                  1998                    1998
                               ----------              ----------
Raw materials                  $   16,662              $   13,944
Work in progress                    2,872                   3,731
Finished goods                        461                     386
                               ----------              ----------
                               $   19,995              $   18,061
                               ==========              ==========

As of September 26, 1998 and March 28, 1998, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three and six months ended September 26, 1998 and September 27, 1997 include provisions to the allowance for obsolete materials of $2,000, $132,000, $126,000 and $126,000, respectively.

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):




                                          September 26,  March 28,
                                               1998        1998
                                          ------------   --------
Machinery and equipment                    $  13,764    $  13,204
Furniture and fixtures                           913          838
Leasehold improvements                         3,826        3,506
                                           ---------    ---------
                                              18,503       17,548
Less: Accumulated depreciation
          and amortization                    (9,869)      (8,593)
                                           ---------    ---------
                                           $   8,634    $   8,955
                                           =========    =========

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT

The Company has (i) a revolving line of credit for $17.0 million from a commercial bank, (ii) a term loan facility for $3.3 million, and (iii) an equipment financing facility from a financial services company. There was $12.9 million and $5.3 million outstanding under the commercial bank line of credit and $2.9 million and $3.3 million outstanding under the term note at September 26, 1998 and March 28, 1998, respectively. The term loan facility bears interest at 9.2%, is secured by certain assets, and matures on August 31, 2000.

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

The financing facilities contain certain restrictions which include maintenance of a minimum level of tangible net worth and other operating and financial ratios. At September 26, 1998, the Company was in compliance with all debt covenants.

Interest paid totaled $165,000, $366,000, $34,000 and $57,000 for the three and six months ended September 26, 1998 and September 27, 1997, respectively.

NOTE 6 LEASE COMMITMENTS

XeTel leases its operating facilities and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $1.1 million, $2.1 million, $743,000 and $1.3 million during the three and six months ended September 26, 1998 and September 27, 1997, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $4,031,000 in 1999, $4,022,000 in 2000, $3,785,000 in 2001, $2,909,000 in 2002, $2,089,000 in 2003
and an aggregate of $7,476,000 thereafter.

NOTE 7 RELATED PARTY TRANSACTIONS

The Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm U.S.A., Inc. ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, during the normal course of business. Rohm owned approximately 48% of the Company's outstanding common stock as of September 26, 1998. Purchases from such divisions were $40,000, $81,000, $66,000 and $136,000 for the three and six months ended September 26, 1998 and September 27, 1997, respectively. Accounts payable to such divisions were $26,000 and $14,000 as of September 26, 1998 and March 28, 1998, respectively. Accounts receivable from such divisions were not significant.


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


OVERVIEW

XeTel was founded in 1984. In 1986, Rohm, a diversified electronics company, acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. In a number of cases, such services were rendered during periods in which customers were experiencing fluctuations in demand for their products. During such periods, the Company's net sales and operating results were and are subject to significant fluctuations that often were and are tied to the market demand for its customers' products, competitive factors and the customers' need to utilize independent manufacturers to maintain sufficient product supply to meet such demand.

Annual and/or quarterly gross margins and operating results are also affected by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. XeTel generally has idle capacity and reduced operating margins during periods of lower volume.

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

The development and growth of the Company's business has generally followed the trend by OEMs in the electronics industry to outsource certain of their manufacturing requirements. Recognizing the benefits offered by using independent manufacturers, OEMs in the electronics industry have increasingly relied on independent manufacturers not only as a source of additional manufacturing capacity during periods of fluctuating demand, but as the primary source for their manufacturing and assembly needs. In addition, the Company has developed competencies in additional areas where it can add value to its customers' requirements, such as design, prototype, systems integration and order fulfillment and has sought to use such competencies to forge long-term relationships as a single source provider of comprehensive electronic manufacturing solutions for its customers. During fiscal 1997, XeTel acquired two full-service manufacturing services centers in Dallas, Texas and San Ramon, California to further establish and expand its long-term relationships with OEM's of advanced electronic products.


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

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 46%, 8% and 5%, respectively, of net sales for the six months ended September 26, 1998. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

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

RESULTS OF OPERATIONS

Net sales for the three months ended September 26, 1998 increased 59% to $36.2 million from $22.7 million in the prior year's second quarter. The higher sales levels primarily represent increased shipments to the Company's major customers in the computer segment of the electronics market.

Net sales for the six months ended September 26, 1998 increased 71% to $80.5 million from $47.2 million for the comparable year period. The higher sales were mainly attributable to increased shipments to major customers in the computer segment of the electronics market.

Gross profit for the three months ended September 26, 1998 decreased 19% to $1.4 million from $1.7 million in the comparable year period. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 3.8% for the second quarter of fiscal 1999 from 7.6% for the comparable year period. The decrease in gross profit and gross margin on higher sales mainly reflects a change in product mix towards higher material content programs and increased fixed expenses associated with strategic investments to update and expand facilities and to upgrade equipment capabilities offered to customers.

Gross profit for the six months ended September 26, 1998 increased 11% to $4.5 million from $4.0 million in the comparable year period. The increase in gross profit primarily resulted from higher sales levels which provided increased coverage of fixed expenses. Gross margin decreased to 5.5% versus 8.5% for the comparable year period. The decrease in gross margin during the first six months primarily represented changes in product mix towards higher material content customer programs and increased costs relating to facility and equipment upgrades.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the three months ended September 26, 1998 decreased to $1.5 million compared to $1.6 million in the corresponding period last year. SG&A expenses represented 4.3% of net sales for the three months ended September 26, 1998 compared to 7.2% for the three months ended September 27, 1997. The decrease in SG&A expenses as a percentage of sales reflects the effects of cost controls and higher sales levels.

SG&A expenses remained relatively flat at $3.3 million for the six months ended September 26, 1998 and September 27, 1997. SG&A expenses represented 4.1% of net sales for the six months ended September 26, 1998 compared to 6.9% of sales in the prior year as a result of higher sales and firm cost control.

Other (expense) income, net for the three months ended September 26, 1998 reflected expense of $222,000 compared to income of $8,000 in the corresponding period in fiscal 1998. Other (expense) income, net for the six months ended September 26, 1998 was a net expense of $402,000 compared to income of $71,000 in the corresponding prior year period. The change in other (expense) income is mainly due to interest expense incurred on borrowings under the term note and revolving line of credit.

The benefit for income taxes of $147,000 and the provision for income taxes of $37,000 for the three months ended September 26, 1998 and September 27, 1997, respectively, reflect an effective tax rates of 38.0% and 37.8%. The provision for income taxes of $272,000 and $316,000 for the six months ended September 26, 1998 and September 27, 1997, respectively, reflects an effective tax rate of 38%.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $21.8 million and $21.0 million as of September 26, 1998 and March 28, 1998, respectively. In addition to the Company's working capital as of September 26, 1998, which includes cash and cash equivalents of $7.4 million, the Company has $8.8 million available from unused credit facilities.

Net cash used for operating activities during the three and six months ended September 26, 1998 was $4.2 million and $6.5 million on increased sales levels. Net cash provided by operating activities was $724,000 and 983,000 during the three and six month periods ended September 27, 1997.

Capital expenditures during the three and six months ended September 26, 1998 and September 27, 1997 were $429,000, $974,000, $759,000 and $3.9 million, respectively. The decrease in capital expenditures was primarily due to capital investments made in the prior year associated with the Company's new manufacturing and administrative facilities in Austin, Texas.

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

BACKLOG

The Company's backlog as of September 26, 1998 was approximately $73.4 million compared to approximately $114.8 million as of June 27, 1998 and $112.3 million at March 28, 1998. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of September 26, 1998, the Company had 670 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

The Company's success depends to an extent upon the continued services of several key employees. The loss of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.


YEAR 2000 COMPLIANCE

Many currently installed systems and software products are coded to accept only two digit entries in the date code field. These date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements.

An assessment of internal changes required has been performed and the Company has determined that it will be necessary to upgrade its network operating systems, test equipment, electronic mail systems, custom reports and PC BIOS so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives. In addition, the Company is contacting third-party vendors and customers to ensure that any of their products that are incorporated into the Company's products or currently in use by the Company can adequately deal with the change in century. Areas being addressed include major third-party suppliers of components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company has also initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. No significant information technology initiatives have been deferred by the Company as a result of its Year 2000 project.

Since 1998, the Company has made Year 2000 compliance a priority in purchasing and installation decisions. The Company's information systems department has adopted a Year 2000 compliance program to assess and address any Year 2000 issues which remain related to the Company's information technology systems and equipment. The following is a table showing the Company's status of the Year 2000 program based on management's assessment:

                      YEAR 2000 COMPLIANCE PROGRAM STATUS
                            AS OF SEPTEMBER 26, 1998


                                                   Percent                 Estimated
Phase                                             Complete              Completion Date
-----                                             --------              ---------------
Assessment of internal changes required             100%                    Complete
Major supplier readiness risk assessment             50%                    June 1999
Upgrades of commercial and internal
   applications/products                             40%                    June 1999

As of September 26, 1998, the Company has spent approximately $35,000 of the currently estimated $85,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Such expenses are being funded through operating cash flows. The Company has utilized the Company's internal technology personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, and as the program is on schedule to be completed during the summer of 1999, the Company has not formulated a worse case scenario or adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

With respect to products manufactured by the Company based on third-party designs, there can be no assurance that such products contain all necessary date code changes necessary to ensure Year 2000 compliance. Although the Company has not experienced any Year 2000-related product liability claims or lawsuits to date, production of products that are not Year 2000 compliant may entail the risk of such claims and lawsuits. The Company's defense against any future lawsuits, regardless of their merit, could result in substantial expense to the Company as well as the diversion of management time and attention. In addition, Year 2000 product liability claims, regardless of the merit or eventual outcome of such claims, could affect the Company's business reputation and its ability to retain existing customers or attract new customers which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to develop new products and purchase services such as those offered by the Company.

Significant uncertainty still exists as to the global implications of the Year 2000 issue. Costs of defending and resolving Year 2000-related disputes, reductions in product development programs by customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of stockholders held on August 11, 1998 in Austin, Texas, the Company's stockholders voted on the following matters.

1.  Election of Directors.  All directors proposed by management were elected.

                 Name of Nominee                                Votes in Favor   Votes Against     Abstentions
                 ---------------                                --------------   -------------     -----------

        Angelo A. DeCaro, Jr. (Class III Director)                  8,231,926         321,783         10,740
        Ronald W. Guire (Class III Director)                        8,327,216         227,039         10,194


Broker non-votes amounted to 1,723,261

2. Approval of an amendment to the 1997 Stock Incentive Plan (the "1997 Plan") to increase the number of shares of Common Stock available for issuance under the 1997 Plan by an additional 500,000 shares to 2,412,100 shares. The amendment was approved.

ITEM 5.  OTHER INFORMATION

Stockholder Proposals

Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than March 14, 1999 in order to be considered for inclusion in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to May 26, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

Exhibit      Description
Number

10.38 First Amendment to Credit Agreement between the Registrant and Chase Bank of Texas.
10.39        Amendment No. 1 to 1997 Stock Incentive Plan.
11.1         Computation of Earnings per Share.
27.1         Financial Data Schedule

         (b  REPORTS ON FORM 8-K

             During the fiscal quarter ended September 26, 1998 no current reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 10, 1998                    By:  /s/ Angelo A. DeCaro, Jr.
                                                 ----------------------------
                                                  Angelo A. DeCaro, Jr.
                                                  President and Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)


Date:    November 10, 1998                        /s/ Richard S. Chilinski
                                                 ----------------------------
                                                  Richard S. Chilinski
                                                  Vice President,
                                                  Chief Financial Officer
                                                  and Assistant Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)

INDEX TO EXHIBITS


Exhibit      Description
Number

10.38 First Amendment to Credit Agreement between the Registrant and Chase Bank of Texas.
10.39        Amendment No. 1 to 1997 Stock Incentive Plan.
11.1         Computation of Earnings per Share.
27.1         Financial Data Schedule