Form 10-Q
period 1998-12-26
XETEL CORP
filed 1999-02-09
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q

                                   (Mark One)

    [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended December 26, 1998,

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

Number of shares outstanding of the issuer's common stock, $0.0001 par value as of February 5, 1999: 9,212,700

                                XETEL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         Balance Sheet as of December 26, 1998 and March 28, 1998..................................................3

         Statement of Operations for the three and nine months ended December 26, 1998 and December 27, 1997.......4

         Statement of Cash Flows for the three and nine months ended December 26, 1998 and December 27, 1997.......5

         Notes to Interim Financial Statements.....................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................7


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities....................................................................................12

ITEM 6.  Exhibits and Reports on Form 8-K.........................................................................13

Signatures........................................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS


                                XETEL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                    December 26,     March 28,
                                                       1998            1998
                                                    ----------      ----------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                        $    7,309      $    7,239
   Trade accounts receivable, net of
      allowance for doubtful accounts
      of $240 and $240, respectively                    18,478          22,887
Inventories                                             19,430          18,061
Prepaid expenses and other                               1,222             927
                                                    ----------      ----------
                  Total current assets                  46,439          49,114

Property and equipment, net                              8,259           8,955
Goodwill                                                   576             737
                                                    ----------      ----------
                  Total assets                      $   55,274      $   58,806
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                           $   12,920      $   19,396
   Notes payable and current portion
        of long term debt                                6,405           5,800
   Accrued expenses and other liabilities                5,122           2,965
                                                    ----------      ----------
                  Total current liabilities             24,447          28,161

Deferred income taxes                                      234             234
Long term debt                                           2,292           2,667

Commitments (Note 6)

Stockholders' equity:
   Common stock, $0.0001 par value,
      25,000,000 shares authorized,
      9,143,950 and 8,998,896 shares
      issued and 9,137,952 and 8,936,400
      shares outstanding, respectively                  21,729          21,142
   Retained earnings                                     6,758           6,625
   Deferred compensation                                  (186)            (23)
                                                    ----------      ----------
                  Total stockholders' equity            28,301          27,744
                                                    ----------      ----------
                  Total liabilities and
                     stockholders' equity           $   55,274      $   58,806
                                                    ==========      ==========

                 The accompanying notes are an integral part of
                          these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             Three Months Ended              Nine Months Ended
                                         --------------------------      --------------------------
                                         December 26,    December 27,    December 26,     December 27,
                                             1998           1997            1998            1997
                                         ----------      ----------      ----------      ----------
Net sales                                $   30,590      $   27,772      $  111,108      $   74,961

Cost of sales                                29,308          26,842         105,369          70,015
                                         ----------      ----------      ----------      ----------
Gross profit                                  1,282             930           5,739           4,946

Selling, general and administrative
   expenses                                   1,606           1,536           4,945           4,790
                                         ----------      ----------      ----------      ----------

(Loss) income from operations                  (324)           (606)            794             156
Other (expense) income, net                    (177)            (20)           (579)             50
                                         ----------      ----------      ----------      ----------

(Loss) income before income taxes              (501)           (626)            215             206
(Benefit) provision for income taxes           (190)           (238)             81              78
                                         ----------      ----------      ----------      ----------
Net (loss) income                        $     (311)     $     (388)     $      134      $      128
                                         ==========      ==========      ==========      ==========

Basic (loss) earnings per share          $    (0.03)     $    (0.04)     $     0.01      $     0.01
                                         ==========      ==========      ==========      ==========
Basic weighted average shares
   outstanding                                9,118           8,840           9,062           8,824
                                         ==========      ==========      ==========      ==========

Diluted (loss) earnings per share        $    (0.03)     $    (0.04)     $     0.01      $     0.01
                                         ==========      ==========      ==========      ==========
Diluted weighted average shares
   outstanding                                9,118           8,840           9,450           9,558
                                         ==========      ==========      ==========      ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Three Months Ended              Nine Months Ended
                                                            --------------------------      --------------------------
                                                            December 26,    December 27,    December 26,    December 27,
                                                               1998            1997            1998            1997
                                                            ----------      ----------      ----------      ----------
Cash flows from operating activities:
   Net (loss) income                                        $     (311)     $     (388)     $      134      $      128
   Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                              740             657           2,189           2,027
        (Gain) loss on disposal of equipment                       (40)             19             (48)             35
   Change in operating assets and liabilities:
        Decrease (increase) in--
            Trade accounts receivable                            4,908          (2,092)          4,409          (2,359)
            Inventories                                            565          (1,048)         (1,369)         (5,671)
            Prepaid expenses and other                              14            (121)           (295)            449
        Increase (decrease) in--
            Trade accounts payable                                 231           2,539          (6,476)          5,418
            Accrued expenses and other liabilities               1,077            (531)          2,157              (9)
                                                            ----------      ----------      ----------      ----------
      Cash provided by (used for) operating activities           7,184            (965)            701              18
                                                            ----------      ----------      ----------      ----------
Cash flows from investing activities:
   Proceeds from sale of equipment                                 129               9             138             408
   Purchases of property and equipment                            (365)         (1,137)         (1,340)         (4,998)
                                                            ----------      ----------      ----------      ----------
      Cash used for investing activities                          (236)         (1,128)         (1,202)         (4,590)
                                                            ----------      ----------      ----------      ----------
Cash flows from financing activities:
  Net (repayments) borrowings under debt agreements             (7,127)          1,250             230           3,208
  Cash proceeds from stock issued under
      employee stock purchase plan                                 136             253             290             253
  Proceeds from stock options exercised                             --              25              51              62
                                                            ----------      ----------      ----------      ----------
      Cash (used for) provided by financing activities          (6,991)          1,528             571           3,523
                                                            ----------      ----------      ----------      ----------
 (Decrease) increase in cash and cash equivalents                  (43)           (565)             70          (1,049)
 Cash and cash equivalents, beginning of period                  7,352           6,548           7,239           7,032
                                                            ----------      ----------      ----------      ----------
 Cash and cash equivalents, end of period                   $    7,309      $    5,983      $    7,309      $    5,983
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

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. The results of operations for the period ended December 26, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending March 27, 1999. These financial statements should be read in conjunction with the financial statements, and notes thereto, for the fiscal year ended March 28, 1998 as presented in the Company's 10-K filed with the SEC.

NOTE 3 INVENTORIES

Inventories consist of the following (in thousands):


                                                       December 26,    March 28,
                                                          1998           1998
                                                       ----------     ----------
Raw materials                                          $   16,048     $   13,944
Work in progress                                            3,115          3,731
Finished goods                                                267            386
                                                       ----------     ----------
                                                       $   19,430     $   18,061
                                                       ==========     ==========


As of December 26, 1998 and March 28, 1998, the Company had allowances for obsolete raw materials (principally printed circuit board assembly components) of $490,000 and $490,000, respectively. Cost of sales for the three and nine months ended December 26, 1998 and December 27, 1997 include provisions to the allowance for obsolete materials of $1,000, $133,000, $0 and $126,000, respectively.

NOTE 4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):


                                                       December 26,     March 28,
                                                          1998            1998
                                                       ----------      ----------
Machinery and equipment                                $   13,747      $   13,204
Furniture and fixtures                                        937             838
Leasehold improvements                                      3,978           3,506
                                                       ----------      ----------
                                                           18,662          17,548
Less: Accumulated depreciation
          and amortization                                (10,403)         (8,593)
                                                       ----------      ----------
                                                       $    8,259      $    8,955
                                                       ==========      ==========

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT

The Company has (i) a revolving line of credit for $17.0 million from a commercial bank, (ii) a term loan facility for $3.3 million from a commercial bank, and (iii) an equipment financing facility from a financial services company. There was $5.9 million and $5.3 million outstanding under the commercial bank line of credit and $2.8 million and $3.3 million outstanding under the term note at December 26, 1998 and March 28, 1998, respectively. The term loan facility bears interest at 9.2%, is secured by certain assets, and matures on August 31, 2000.

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

The financing facilities contain certain restrictions which include maintenance of a minimum level of tangible net worth and other operating and financial ratios. At December 26, 1998, the Company was in compliance with all debt covenants.

Interest paid totaled $218,000, $584,000, $100,000 and $157,000 for the three and nine months ended December 26, 1998 and December 27, 1997, respectively.

NOTE 6 LEASE COMMITMENTS

XeTel leases its operating facilities and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $1.1 million, $3.2 million, $790,000 and $2.1 million during the three and nine months ended December 26, 1998 and December 27, 1997, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $4,038,000 in 1999, $4,044,000 in 2000, $3,807,000 in 2001, $2,931,000 in 2002, $2,111,000 in 2003
and an aggregate of $7,490,000 thereafter.

NOTE 7 RELATED PARTY TRANSACTIONS

The Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm U.S.A., Inc. ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, during the normal course of business. Rohm owned approximately 47% of the Company's outstanding common stock as of December 26, 1998. Purchases from such divisions were $40,000 , $121,000, $35,000 and $171,000 for the three and nine months ended December 26, 1998 and December 27, 1997, respectively. Accounts payable to such divisions were $24,000 and $14,000 as of December 26, 1998 and March 28, 1998, respectively. Accounts receivable from such divisions were not significant.


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

Concentration of Customers. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 39%, 7% and 7%, respectively, of net sales for the nine months ended December 26, 1998. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

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

Year 2000 Compliance. In fiscal 1998, the Company began a year 2000 data assessment project to address all necessary code changes, testing and implementation for all of its systems. Many of the Company's business and operating systems are currently year 2000 compliant, and therefore, the Company is undertaking additional efforts to identify and modify those systems which may not be year 2000 compliant. Anticipated spending for the year 2000 date conversion project will be expensed as incurred or new software will be capitalized and amortized over the software's useful life and is not expected to have a significant impact on the Company's results of operations. Project completion is planned during calendar 1999 as described below. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continuous availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.


RESULTS OF OPERATIONS

Net sales for the three months ended December 26, 1998 increased 10% to $30.6 million from $27.8 million in the prior year's third quarter. The higher sales levels primarily represent increased shipments to the Company's major customers in the networking and computer segments of the electronics market.

Net sales for the nine months ended December 26, 1998 increased 48% to $111.1 million from $75.0 million for the comparable year period. The higher sales were mainly attributable to increased shipments to major customers in the networking and computer segments of the electronics market.

Gross profit for the three months ended December 26, 1998 increased to $1.3 million from $.9 million in the comparable year period. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) increased to 4.2% for the third quarter of fiscal 1999 from 3.3% for the comparable year period. The increase in gross profit and gross margin mainly reflects sales gains associated with the addition of several new customers.

Gross profit for the nine months ended December 26, 1998 increased to $5.7 million from $4.9 million in the comparable year period. The increase in gross profit primarily resulted from higher sales levels which provided increased coverage of fixed expenses. Gross margin decreased to 5.2% versus 6.6% for the comparable year period. The decrease in gross margin during the first nine months primarily represented changes in product mix towards higher material content customer programs and increased costs relating to facility and equipment upgrades.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses for the three months ended December 26, 1998 remained relatively flat at $1.6 million compared to $1.5 million in the corresponding period last year. SG&A expenses represented 5.3% of net sales for the three months ended December 26, 1998 compared to 5.5% for the three months ended December 27, 1997. The decrease in SG&A expenses as a percentage of sales reflects the effects of cost controls and higher sales levels.

SG&A expenses for the nine month period increased slightly to $4.9 million from $4.8 million in the comparable nine month period. SG&A expenses represented 4.5% of net sales compared to 6.4% of sales in the prior year as a result of higher sales and firm cost control.

Other (expense) income, net for the three months ended December 26, 1998 reflected expense of $177,000 compared to expense of $20,000 in the corresponding period in fiscal 1998. Other (expense) income, net for the nine months ended December 26, 1998 was a net expense of $579,000 compared to income of $50,000 in the corresponding prior year period. The change in other (expense) income is mainly due to interest expense incurred on borrowings under the term note and revolving line of credit.

The benefit for income taxes of $190,000 and $238,000 for the three months ended December 26, 1998 and December 27, 1997, respectively, reflect an effective tax rates of 38%. The provision for income taxes of $81,000 and $78,000 for the nine months ended December 26, 1998 and December 27, 1997, respectively, reflects an effective tax rate of 38%.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $22.0 million and $21.0 million as of December 26, 1998 and March 28, 1998, respectively. In addition to the Company's working capital as of December 26, 1998, which includes cash and cash equivalents of $7.3 million, the Company has $15.7 million available from unused credit facilities.

Net cash provided by operating activities during the third fiscal quarter was $7.2 million on lower sequential sales levels and $701,000 during the nine month period ended December 26, 1998. Net cash used for operating activities and net cash provided by operating activities was $965,000 and $18,000 during the three and nine month periods ended December 27, 1997.

Capital expenditures during the three and nine months ended December 26, 1998 and December 27, 1997 were $365,000, $1.3 million, $1.1 million and $5.0 million, respectively. The decrease in capital expenditures was primarily due to capital investments made in the prior year associated with the Company's new manufacturing and administrative facilities in Austin, Texas with no comparable capital expenditures in fiscal 1999.

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

BACKLOG

The Company's backlog as of December 26, 1998 was approximately $90.3 million compared to approximately $73.4 million as of September 26, 1998, $114.8 million as of June 27, 1998 and $112.3 million at March 28, 1998. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."


EMPLOYEES

As of December 26, 1998, the Company had 600 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory.

The Company's success depends to an extent upon the continued services of several key employees. The loss of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.


YEAR 2000 COMPLIANCE

Many currently installed systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements.

An assessment of internal changes required has been performed and the Company has determined that it will be necessary to upgrade its network operating systems, test equipment, electronic mail systems, custom reports and PC BIOS so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives. In addition, the Company is contacting third-party vendors and continue to ensure that any of their products that are incorporated into the Company's products or currently in use by the Company can adequately deal with the change in century. Areas being addressed include major third-party suppliers of components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company has also initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. No significant information technology initiatives have been deferred by the Company as a result of its Year 2000 project.

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

                       YEAR 2000 COMPLIANCE PROGRAM STATUS
                             AS OF DECEMBER 26, 1998

                                                Percent          Estimated
Phase                                          Complete       Completion Date
-----                                          --------       ---------------
Assessment of internal changes required        100%           Complete
Major supplier readiness risk assessment        75%           June 1999
Upgrades of commercial and internal             70%           June 1999
     applications/products

As of December 26, 1998, the Company has spent approximately $45,000 of the currently estimated $85,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Such expenses are being funded through operating cash flows. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

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


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Subsequent to the end of the quarterly period ended December 26, 1998, the Company adopted a stockholder rights plan as described in the Company's Form 8-K and Form 8-A filed with the SEC on January 5, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

Exhibit       Description
Number

11.1          Computation of Earnings per Share.
27.1          Financial Data Schedule


         (b)  REPORTS ON FORM 8-K

         During the fiscal quarter ended December 26, 1998 no current reports on Form 8-K were filed; however, on January 5, 1999, the Company filed a Form 8-K announcing the adoption of a stockholder rights plan as of December 31, 1998. The description and terms of the Rights are set forth in a Rights Agreement dated as of December 31, 1998 between the Company and American Stock Transfer & Trust Company, as Rights Agent filed as an exhibit to the Company's Registration Statement on Form 8-A filed with the SEC on January 5, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


Date:    February 9, 1998                    By:  /s/ Angelo A. DeCaro, Jr.
                                               -------------------------------
                                               Angelo A. DeCaro, Jr.
                                               President and Chief Executive
                                               Officer and Director
                                               (Principal Executive Officer)


Date:    February 9, 1998                    /s/ Richard S. Chilinski
                                             ---------------------------------
                                               Richard S. Chilinski
                                               Vice President,
                                               Chief Financial Officer
                                               and Assistant Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number        Description
-------       -----------
11.1          Computation of Earnings per Share.
27.1          Financial Data Schedule