Form 10-K
period 1999-03-27
XETEL CORP
filed 1999-06-25
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                   (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the fiscal
                           year ended March 27, 1999,

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

At June 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,002,525 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock). At June 22, 1999, there were 9,268,559 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

XeTel Corporation ("XeTel" or the "Company") provides comprehensive and customized manufacturing solutions to original equipment manufacturers ("OEMs") primarily in the computer, networking and telecommunications industries. The Company holds ISO 9002 and BABT certifications. The Company's design and prototype services support customers in the product development phase and assist in their efforts to reduce time to market and time to volume as well as production costs. In its assembly operations, the Company employs advanced surface mount technologies and manufacturing processes and has developed production capabilities using advanced packaging technologies such as chip-scale packages ("CSP"). The Company incorporates its design and prototype services and assembly capabilities, together with materials management, advanced testing, systems integration and order fulfillment services, to provide turnkey solutions for its customers. The Company believes that as a result of providing design and prototype services, it is well positioned to provide other value added manufacturing services for products through production volumes. The Company believes that its turnkey operations provide its customers with access to advanced manufacturing capabilities, quick turnaround, greater production flexibility and shorter delivery cycles. The Company's principal OEM customers include Allied Signal, Cielo Communications, Crossroads Systems, General Instrument, Intel, Micro Motion, a subsidiary of Emerson Electric, Motorola (various divisions), Real 3D, a subsidiary of Lockheed Martin, SBE, Sony Electronics, TouchStar Technologies, a subsidiary of the Williams Companies, Visual Networks and Xplore Technologies. The Company is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

The Company was incorporated in Texas in 1984 and reincorporated in Delaware in 1995. The Company maintains its principal executive offices at 2105 Gracy Farms Lane, Austin, Texas 78758, and its telephone number is (512) 435-1000.

RISK FACTORS

The following summary of risk factors relevant to an investment in shares of the Company's common stock is derived, in part, from the section captioned "Risk Factors" in the prospectus of the Company dated February 13, 1996 (the "Prospectus"), as filed with the Securities and Exchange Commission (the "Commission") pursuant to the initial registration of shares of common stock of the Company under the Securities Act of 1933, as amended (the "Securities Act"). This discussion does not purport to be complete and is subject to, and qualified by, the discussion of risk factors set forth in the Prospectus. A copy of the Prospectus and additional reports, proxy statements and other information filed with the Commission may be read or copied at the following public reference rooms of the Commission: 450 Fifth Street, NW., Room 1024, Washington DC 20549; 7 World Trade Center, Suite 1300, New York, New York 10048; and 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies can be requested by writing to the Commission and paying a duplicating fee at prescribed rates. Please call the Commission's toll-free number, 1-800-SEC-0330, for further information on the operation of the public reference rooms. Commission filings, including the Prospectus, are also available on the Commission's internet website, http://www.sec.gov.

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

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Due to the factors noted above and elsewhere in this Form 10-K and other filings by XeTel with the Securities and Exchange Commission, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry, which often results in volatility of the Company's common stock price.

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 32%, 8% and 7%, respectively, of net sales for its fiscal year ended March 27, 1999 ("fiscal 1999"). For the fiscal year ended March 28, 1998 ("fiscal 1998"), the Company's three largest customers accounted for approximately 20%, 16% and 9%, of its net sales. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

UNAVAILABILITY OF COMPONENTS AND MATERIALS. Components and material used by XeTel in producing surface mount assemblies and turnkey solutions are purchased by XeTel from approved suppliers of its customers. Any failure on the part of these suppliers to deliver required components to the Company or any failure of such components to meet performance requirements could impair the Company's ability to meet scheduled shipment dates and could delay sales of systems by the Company's customers and thereby adversely affect the Company's business, financial condition and results of operations. The Company has in the past experienced shortages of certain types of electronic components, and may experience shortages of certain electronic components that are customer supplied or are in short supply generally within the electronics industry. Component shortages or price fluctuations, to the extent not absorbed by customers under its agreements with the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain components used in a number of the Company's customer programs are obtained from a single source.

VARIABILITY OF CUSTOMER REQUIREMENTS; ABSENCE OF LONG-TERM PURCHASE ORDERS.
The level and timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of such factors are outside of the control of the Company. The Company typically does not obtain long-term purchase orders or commitments, but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, have adversely affected the Company's business, financial condition and results of operations in the past and could have a material adverse effect on the Company's business, financial condition and results of operations in the future.

MANAGEMENT OF GROWTH AND EXPANSION. The Company's design, prototype, assembly and turnkey solutions business and multi-site locations have grown rapidly in recent years. This growth has increased the Company's fixed costs and required it to hire additional personnel. Furthermore, the Company plans to establish additional regional manufacturing services centers, which will increase the Company's fixed costs, and will require additional personnel. A continuing period of rapid growth, including geographic expansions and acquisitions, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to manage its existing resources more efficiently, to continue to invest in its operations, including its financial and management information systems and internal process controls, and to retain, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and its ability to retain key personnel could be materially and adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE. The Company began a Year 2000 data assessment project in fiscal 1998 to address all necessary code changes, testing and implementation for all of its systems. Many of the Company's business and operating systems are currently Year 2000 compliant, and therefore, the Company is undertaking additional efforts to identify and modify those systems which may not be Year 2000 compliant. Anticipated spending for the Year 2000 date conversion project will be expensed as incurred or new software will be capitalized and amortized over the software's useful life and is not expected to have a significant impact on the Company's results of operations. Project completion is planned during calendar 1999 as described below. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continuous availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

INDUSTRY OVERVIEW

The electronics manufacturing services market emerged over 20 years ago as a result of the need by OEMs to utilize additional manufacturing sources for excess production capacity when in-house capacity was insufficient to meet product demand. Small, local manufacturers were often used by OEMs for temporary and unpredictable capacity overruns and for specialty work, when required. As a result of the capital intensive requirements of the manufacturing process and the demand for more complex and sophisticated technologies, outsourcing by OEMs has continued to gain acceptance. Today, many OEMs consider the electronics manufacturing services industry an integral part of their business and manufacturing strategy and have established long-term relationships with electronics manufacturers. As a result, the electronics manufacturing services industry has experienced significant growth. The Institute for Interconnecting and Packaging Electronic Circuits ("IPC") estimates electronics manufacturing services in North America totaled $22.5 billion in 1998, 83% of which was attributable to the approximately 37 companies in the industry that achieved net sales in 1998 of over $100 million. According to IPC, sales for companies in the electronics manufacturing services industry have grown at an average rate of 20% per year since 1984, and will continue to grow through 2001, at an average rate of 25% per year.

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

IMPLEMENT ADVANCED MANUFACTURING PROCESS TECHNOLOGIES. To meet anticipated long-term market demands, the Company has invested and intends to continue to invest in advanced manufacturing process technologies. The Company expects that it will continue to work closely with its customers to identify and implement the next-stage process technologies needed for the design and manufacture of complex new products. The Company will continue to expand its capabilities in leading surface mount technologies such as fine pitch surface mount and intends to further develop its capabilities in CSP. Moreover, the Company plans to devote additional resources to the development of capabilities in chip-on-board ("COB") process technologies.

DEVELOP DESIGN, PROTOTYPE AND MANUFACTURING SERVICES CENTERS IN TARGETED GEOGRAPHIC AREAS. XeTel has expanded the range of its value added services to include design, prototype and preproduction services, volume production, testing, system integration, and order fulfillment. During fiscal 1997, additional full-service manufacturing centers were acquired in Dallas, Texas and San Ramon, California. By offering these services, the Company believes that it is well positioned with its customers to provide value added manufacturing of their products through production volumes. The Company plans to establish similar design, prototype and manufacturing service centers in other geographic areas which have a high current customer concentration, or in certain other targeted geographic markets. This expansion may be implemented by acquisitions of existing companies or the commencement of new operations in these areas. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company's business, financial condition and results of operations or that any such acquisition will enhance the Company's business.

EXPAND STATE-OF-THE-ART MANUFACTURING CAPACITY. During fiscal 1998, the Company relocated its Austin manufacturing and administrative operations to new facilities totaling 145,000 square feet. To support higher demand levels, the Company increased its investments in advanced test, surface mount and other equipment during fiscal 1998. The Company expects to continue to expand its manufacturing facilities with state-of-the-art equipment and retain additional personnel to increase its production capacity and enhance its customer service.

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

EXPAND SERVICES TO TARGETED CUSTOMERS. The Company targets customers with whom it can establish long-term, primary or sole source relationships and endeavors to provide such customers with turnkey solutions for existing and new products. The Company intends to expand the range of services that it provides by developing expertise in areas complementary to the Company's existing capabilities and identifying additional market opportunities where its capabilities can improve customer time to market, time to volume, product yields and utilization.

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

SURFACE MOUNT ASSEMBLY SERVICES. XeTel has made a substantial investment in specialized equipment, which includes 17 SMT machines, GenRad and Realm testers and nitrogen atmosphere reflow soldering machines. In addition, the Company employs advanced manufacturing processes, including sophisticated surface mount technologies ("SMT"). SMT has generally replaced pin-through-hole technology as the preferred method for printed circuit board assemblies. Using SMT, the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes, thereby accommodating a substantially greater component density than can be achieved with pin-through-hole technology. This permits a reduction in the size of the printed circuit board which, in turn, enhances the performance of the product and can reduce the costs of materials. Advanced surface mount technologies, which include double-sided component attachment and fine pitch SMT component placement, have further increased the component density and reduced the printed circuit board size. Double-sided component attachment consists of SMT components placed on both sides of the printed circuit board, and fine pitch

SMT involves placing components with tightly spaced leads, typically less than 30 mil lead-to-lead spacing. Currently, the most common fine pitch surface mount device is a quad flat pack ("QFP"), which is a device with tightly spaced leads around the periphery. Substantially all of the printed circuit boards assembled by the Company utilize SMT, and an increasing percentage employ fine pitch SMT and double-sided SMT attachment. In addition, XeTel continues to devote resources to develop new process technologies to support customer requirements.

XeTel has integrated BGA and CSP placement capabilities into its manufacturing processes. A BGA or a CSP component has leads arrayed on the underside of the component, which supports higher speed devices and results in better assembly yields than fine pitch surface mount placement. XeTel is currently directing additional resources into the development of COB technology and has produced engineering samples utilizing this technology. Two methods of COB technology exist: direct chip attachment ("DCA") and wirebonding. Specifically, DCA (commonly known as "flip-chip") involves placing the chip (or integrated circuit) with the leads facing down so that the electrical interconnects are in direct contact with the printed circuit board. In comparison, wirebonding involves sequentially bonding wires from the chip leads to the printed circuit board.

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

CUSTOMERS AND MARKETING

XeTel has over 15 years of experience in the electronics manufacturing services industry. The Company serves a diversified customer base consisting of approximately 150 customers spread over a variety of growing industries, including the computer, networking and telecommunications industries.

Although XeTel serves a large and varied group of customers, a substantial portion of the Company's sales are derived from a small number of customers. Three of the Company's customers, Motorola SD, Intel, and Real 3-D, accounted for 32%, 8% and 7% of the Company's net sales for fiscal 1999, respectively. Three customers, Motorola SD, General Instrument and SBE, accounted for 20%, 16% and 9% of net sales for fiscal 1998, respectively. In addition, the Company's fifteen largest customers (including Motorola SD, Intel, and Real 3-D) collectively accounted for approximately 81% of the Company's net sales during fiscal 1999. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's customers typically enter into a manufacturing services agreement ("MSA") with XeTel to provide the general terms and conditions applicable to purchase orders delivered to the Company. A MSA is not an authorization for the Company to provide services or ship product, but provides the contractual framework for the future relationship between the parties. Although the terms of MSAs will vary from customer to customer depending on the particular requirements of each customer, the Company's standard MSA provides that (i) the Company will provide price quotations for services to the customer, (ii) if the customer determines to proceed with ordering services based on such price quotations, the customer then will provide a purchase order to the Company and
(iii) the Company may then accept such purchase order, at which time the Company is authorized to ship product or provide services in accordance with the terms of the purchase order. Upon execution of a MSA, the customer will typically provide the Company with a binding purchase order for required deliveries for a minimum of 90 days, and will further provide a nonbinding forecast of its requirements for an additional 180 to 270 day period, updated monthly. In the event of the modification or cancellation of a purchase order, the customer is generally liable for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such modification or cancellation. MSAs typically are terminable by either party upon 120 days prior written notice to the other for convenience or within 30 days prior written notice to the other for cause. Significant cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, have in the past adversely affected the Company's business, financial condition and results of operations and could have a material adverse effect on the Company's business, financial condition and results of operations in the future.

The Company markets its services through its sales and marketing organization and its customer support and service organization. The Company also utilizes independent sales representative organizations located in the major electronics market areas in the United States to develop new customer introductions and generate new orders from existing customers.

COMPETITION

XeTel competes in the electronics manufacturing services industry which is highly fragmented and is characterized by intense competition. The Company competes against numerous domestic independent electronics manufacturers, including ACT Manufacturing, Atlantic Design, AVEX Electronics, Benchmark Electronics, DII Group, Flextronics, IEC Electronics, Jabil Circuit, SCI Systems, Solectron and numerous regional manufacturers. Certain of these competitors have substantially greater manufacturing, financial and marketing resources than the Company. In addition, the Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. Current and prospective customers continually evaluate the merits of manufacturing products internally and will from time to time offer manufacturing services to third parties in order to utilize excess capacity.During downturns in the electronics industry, OEMs may become more price sensitive.

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

BACKLOG

The Company's backlog as of March 27, 1999 was approximately $101.6 million compared to approximately $112.3 million as of March 28, 1998. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may in the future result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. See "Variability of Customer Requirements" and "Fluctuations in Operating Results."

EMPLOYEES

As of March 27, 1999, the Company had approximately 520 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union and the Company believes its employee relations to be satisfactory.

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

ACQUISITIONS

In July 1996, the Company acquired Maxtron Corporation located in Dallas, Texas. Maxtron was a contract manufacturer focusing on high complexity, custom assemblies. In December 1996, the Company acquired the manufacturing operations of SBE, Inc. located in San Ramon, California. Under the asset purchase agreement related to the SBE, Inc. transaction, the Company acquired all manufacturing activities, including production. The companies have entered into a long term purchasing agreement under which SBE, Inc. will purchase contract manufacturing services from the Company. The Company believes these acquisitions will further establish and expand long-term relationships with OEM's of advanced electronic products in targeted geographic areas. However, no assurance can be given that such expansion will have a positive effect on the Company's operating results.

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

An assessment of internal changes required for Year 2000 compliance has been performed and the Company has determined that it will be necessary to upgrade its network operating systems, test equipment, electronic mail systems, custom reports and PC BIOS so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives. In addition, the Company is continuing its discussions with third-party vendors to ensure that any of their products that are incorporated into the Company's products or currently in use by the Company can adequately deal with the change in century. Areas being addressed include major third-party suppliers of components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company has also initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. No significant information technology initiatives have been deferred by the Company as a result of its Year 2000 project.

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

                       YEAR 2000 COMPLIANCE PROGRAM STATUS
                              AS OF MARCH 27, 1999

Phase                                                Percent Complete                   Estimated Completion Date
-----                                                ----------------                   -------------------------
Assessment of internal changes required                    100%                                  Complete

Major supplier readiness risk assessment                   80%                                September 1999

Upgrades of commercial and internal
applications/products                                      85%                                September 1999



As of March 27, 1999, the Company has spent approximately $60,000 of the currently estimated $80,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Such expenses are being funded through operating cash flows. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

Based on available information, the Company does not believe any material exposure to a significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, and as the program is on schedule to be completed during the summer of 1999, the Company has not formulated a "worst case" scenario or adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

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

A disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, theft, government intervention or a natural disaster such as fire, earthquake, or flood could cause the Company to curtail or suspend its manufacturing operations and consequently have a material adverse effect on the Company.

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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal 1999.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDERS

COMMON STOCK INFORMATION

The following table sets forth the quarterly high and low per share sales prices of the Company's common stock by quarter for fiscal 1999 and fiscal 1998 as reported by the Nasdaq National Market. The Company's common stock is quoted on the Nasdaq National Market under the symbol "XTEL".


                   1999                  1998
            ------------------     -----------------
QUARTER      HIGH       LOW         HIGH       LOW
            ------     -------     ------     ------
First       $6 3/8     $3 3/4      $6 3/8     $4 3/8
Second       5 1/8      2 5/8       6 1/8      5
Third        3          2           5 1/2      3 3/4
Fourth       3          1 15/16     4 1/4      3 1/2


XeTel has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. As of June 22, 1999, the approximate number of shareholders of record was approximately 1,930 based upon information obtained from the Company's transfer agent.


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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Fiscal Year Ended
                                       ---------------------------------------------------------------------------
                                         March 27,       March 28,       March 29,       March 30,       April 1,
STATEMENT OF OPERATIONS DATA:              1999             1998           1997            1996             1995
                                       ------------    ------------    ------------   ------------    ------------
Net sales                              $    135,713    $    112,685    $     90,453   $    117,846    $     64,507

Cost of sales                               130,249         105,171          83,442        102,605          58,689
                                       ------------    ------------    ------------   ------------    ------------

Gross profit                                  5,464           7,514           7,011         15,241           5,818
Selling, general and administrative
expenses                                      6,539           6,469           6,573          5,875           4,146
Asset impairment and other charges            6,855              --              --             --              --
                                       ------------    ------------    ------------   ------------    ------------

(Loss) income from operations                (7,930)          1,045             438          9,366           1,672
Other (expense) income, net                    (712)            (30)            268           (605)           (411)
                                       ------------    ------------    ------------   ------------    ------------

(Loss) income before income taxes            (8,642)          1,015             706          8,761           1,261
(Benefit) provision for income taxes         (3,104)            386             257          3,106             319
                                       ------------    ------------    ------------   ------------    ------------


Net (loss) income                      $     (5,538)   $        629    $        449   $      5,655    $        942
                                       ============    ============    ============   ============    ============

Basic (loss) earnings per share        $      (0.61)   $       0.07    $       0.05   $       0.85    $       0.37
                                       ============    ============    ============   ============    ============
Basic weighted average shares
outstanding                                   9,096           8,863           8,709          6,673           2,531
                                       ============    ============    ============   ============    ============

Diluted (loss) earnings per share      $      (0.61)   $       0.07    $       0.05   $       0.76    $       0.14
                                       ============    ============    ============   ============    ============
Diluted weighted average shares
outstanding                                   9,096           9,532           9,575          7,411           6,646
                                       ============    ============    ============   ============    ============


BALANCE SHEET DATA:

Working capital                        $     15,670    $     20,953    $     20,384   $     20,560    $      1,007

Total assets                                 52,601          58,806          39,802         45,156          22,950

Notes payable and current portion of
long-term debt                               10,600           5,800              --             --           7,016

Long-term debt, less current portion          2,167           2,667              42             --              --

Stockholders' equity                   $     22,754    $     27,744    $     26,661   $     24,922    $      4,403
                                       ============    ============    ============   ============    ============

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

OVERVIEW

XeTel was founded in 1984. In 1986, Rohm U.S.A., Inc. ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company, acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. In a number of cases, such services were rendered during periods in which customers were experiencing fluctuations in demand for their products. During such periods, the Company's net sales and operating results were subject to significant fluctuations that often were tied to the market demand for its customers' products, competitive factors and the customers' need to utilize independent manufacturers to maintain sufficient product supply to meet such demand. Such fluctuations are expected to continue to affect the demand for the Company's services.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in the Statement of Operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes thereto.


                                                            Fiscal Year Ended
                                                  -----------------------------------
                                                  March 27,    March 28,    March 29,
                                                     1999        1998          1997
                                                  ---------    ---------    ---------
Net sales                                             100.0%       100.0%       100.0%
Cost of sales                                          96.0         93.3         92.2
                                                  ---------    ---------    ---------
Gross profit                                            4.0          6.7          7.8
Selling, general and administrative expenses            4.8          5.7          7.3
Asset impairment and other charges                      5.1           --           --
                                                  ---------    ---------    ---------
(Loss) income from operations                          (5.8)         1.0          0.5

Other (expense) income, net                            (0.5)        (0.1)         0.3
                                                  ---------    ---------    ---------
(Loss) income before income taxes                      (6.4)         0.9          0.8
(Benefit) provision for income taxes                   (2.3)         0.3          0.3
                                                  ---------    ---------    ---------
Net (loss) income                                      (4.1)%        0.6%         0.5%
                                                  =========    =========    =========


FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for fiscal 1999 increased 20.4% to $135.7 million from $112.7 million for fiscal 1998. The increase in net sales resulted primarily from increased shipments to the Company's major computer, networking and telecommunications customers. The Company's sales to its three largest customers for fiscal 1999 represented 32%, 8% and 7% respectively, of total net sales. Sales to the Company's three largest customers for fiscal 1998 represented 20%, 16% and 9% respectively, of total net sales.

Gross profit for fiscal 1999 decreased to $5.5 million from $7.5 million in fiscal 1998. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross margin (gross profit as a percentage of net sales) decreased to 4.0% for fiscal 1999 from 6.7% for fiscal 1998. The decrease in the Company's gross margin was primarily due to the insourcing by one of the Company's major computer customers, changes in product mix towards higher material content programs and higher infrastructure costs associated with strategic investments in equipment, facilities and operations. Management has taken actions to respond to the decrease in gross margins including establishing aggressive new targets in cost management and manufacturing efficiency.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses remained relatively stable at $6.5 million in fiscal 1999 and fiscal 1998. SG&A expenses represented 4.8% of net sales for fiscal 1999 as compared to 5.7% for fiscal 1998. The decrease in SG&A expenses as a percentage of sales reflected the higher sales levels and the implementation of cost controls.

Asset impairment and other charges consisted of a $6.9 million special charge to write-down certain non-performing assets and write-off impaired assets. In response to an uncured default of payments by, and assessment of, a certain customer, the Company wrote-down all receivables and inventory, totaling $6.0 million, associated with this customer's program. The Company will pursue available alternatives to mitigate the loss as well as legal rights and remedies under its various agreements. In addition, during the year, the Company recorded an impairment charge of $897,000 for the write-down of certain property and equipment and the write-off of goodwill.

Other (expense) income, net for fiscal 1999 reflects expense of $712,000 compared to $30,000 for fiscal 1998. The change in other (expense) income, net was due to increased interest expense incurred on the Company's term note and revolving line of credit in fiscal 1999.

The income tax benefit of $3,104,000 reflects an effective tax rate of 35.9% in fiscal 1999 and a provision for income taxes of $386,000 reflects an effective tax rate of 38.0% for fiscal 1998. The lower effective tax rate for fiscal 1999 was primarily due to the benefit attributed to the deferred tax asset.

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

Gross profit for fiscal 1998 increased to $7.5 million from $7.0 million in fiscal 1997. Gross margin decreased to 6.7% for fiscal 1998 from 7.8% for fiscal 1997. The decrease in the Company's gross margin was mainly due to higher costs associated with strategic investments made to expand and upgrade equipment and facilities. SG&A expenses for fiscal 1998 remained relatively flat at $6.5 million as compared to fiscal 1997. SG&A expenses represented 5.7% of net sales for fiscal 1998 as compared to 7.3% for fiscal 1997. The decrease in SG&A expenses as a percentage of sales reflected the effect of cost controls during fiscal 1998.

Other (expense) income, net for fiscal 1998 reflected expense of $30,000 compared to income of $268,000 for fiscal 1997. The change in other (expense) income, net was due to increased interest expense incurred on the Company's term note and revolving line of credit in fiscal 1998.

The provision for income taxes of $386,000 and $257,000 reflected an effective tax rate of 38.0% and 36.4% for fiscal 1998 and fiscal 1997, respectively. The higher effective tax rate for fiscal 1998 was primarily due to increased goodwill amortization expense during fiscal 1998 that was deductible for financial reporting purposes but was not deductible for tax purposes.

QUARTERLY RESULTS

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data).


                                                                    Three Months Ended
                                               -------------------------------------------------------------
                                                March 27,       Dec. 26,         Sept. 26,         June 27,
Fiscal 1999                                       1999            1998             1998              1998
                                               ----------      ----------       ----------       -----------
STATEMENT OF OPERATIONS DATA:
   Net sales                                   $   24,604      $   30,590       $   36,211       $    44,308
   Gross (loss) profit                               (275)          1,282            1,387             3,070
   (Loss) income from operations                   (8,724)           (324)            (165)            1,283
   Net (loss) income                               (5,671)           (311)            (240)              684
                                               ----------      ----------       ----------       -----------
   Basic (loss) earnings per share             $    (0.62)     $    (0.03)      $    (0.03)      $      0.08
                                               ==========      ==========       ==========       ===========
   Basic weighted average shares                    9,198           9,118            9,062             9,008
                                               ==========      ==========       ==========       ===========

   Diluted (loss) earnings per share           $    (0.62)     $    (0.03)      $    (0.03)      $      0.07
                                               ==========      ==========       ==========       ===========
   Diluted weighted average shares
   outstanding                                      9,198           9,118            9,062             9,695
                                               ==========      ==========       ==========       ===========

                                                                    Three Months Ended
                                               -------------------------------------------------------------
                                                March 28,       Dec. 27,         Sept. 27,        June 28,
Fiscal 1998                                       1998            1997             1997             1997
                                               ----------      ----------       ----------       -----------
STATEMENT OF OPERATIONS DATA:
   Net sales                                   $   37,724      $   27,772       $   22,722       $    24,467
   Gross profit                                     2,568             930            1,720             2,296
   Income (loss) from operations                      890            (606)              90               672
   Net income (loss)                                  502            (388)              61               455
                                               ----------      ----------       ----------       -----------
   Basic earnings (loss) per share             $     0.06      $    (0.04)      $     0.01       $      0.05
                                               ==========      ==========       ==========       ===========
   Basic weighted average shares                    8,927           8,840            8,821             8,811
                                               ==========      ==========       ==========       ===========
   Diluted earnings (loss) per share           $     0.05      $    (0.04)      $     0.01       $      0.05
                                               ==========      ==========       ==========       ===========
   Diluted weighted average shares
   outstanding                                      9,356           8,840            9,662             9,638
                                               ==========      ==========       ==========       ===========


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $15.7 million at the end of fiscal 1999, compared to $21.0 million at the end of fiscal 1998. In addition to the Company's working capital as of March 27, 1999, which included cash and cash equivalents of $7.3 million, the Company also had $11 million available from unused credit facilities.

Net cash used in operating activities was $3.6 million during fiscal 1999 and $2.7 million in fiscal 1998 on higher year-over-year sales levels and net cash provided by operating activities was $4.9 million in fiscal 1997 on lower year-over-year sales levels.

Capital expenditures during fiscal 1999, 1998 and 1997 were $1.6 million, $6.3 million and $1.4 million, respectively. Management anticipates capital expenditures in fiscal 2000 will approximate the level of capital expenditures made in fiscal 1999. During fiscal 1998, the Company relocated its Austin manufacturing and administrative operations to a new facility and incurred larger capital expenditures to upgrade its equipment and capabilities. The Company's expenditures on research and development in fiscal 1999, 1998 and 1997 were $189,000, $183,000 and $180,000, respectively.

The Company has negotiated $36 million in credit lines and equipment financing facilities, as follows: (i) a revolving line of credit for $17 million from a commercial bank, (ii) a $3.3 million term loan facility, and (iii) an equipment financing facility for $16 million from a financial services company ($4 million unused at March 27, 1999). There was $ 10.1 million and $5.3 outstanding under the commercial bank line of credit and $2.7 million and $3.3 outstanding under the term note at March 27, 1999 and March 28, 1998, respectively.

The bank revolving credit facility bears interest at LIBOR plus 1.25% to 1.75% depending upon certain financial ratios and/or prime (such rate determined based upon the amounts and period of loans), matures August 31, 1999 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-eighth of one percent (1/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The term loan facility bears interest at 9.2% with a maturity of August 31, 2000. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

The financing facilities contain certain restrictions, which among others, require maintenance of a minimum level of tangible net worth and other operating and financial ratios. At March 27, 1999, the Company did not satisfy certain financial covenants imposed under its financing facilities. The Company received covenants and waivers with respect to these financial covenants as of March 27, 1999 and for the fourth quarter then ended. The Company has plans to restructure its commercial bank line to an asset based loan agreement.

The Company believes that its working capital, together with cash generated from operations and financing facilities, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its fiscal year 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company invests its cash in money market funds or instruments which meet high credit quality standards specified by the Company's investment policy. The Company does not use financial instruments for trading or other speculative purposes. The Company's financing facilities are subject to interest rate fluctuations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by Item 8 of Form 10-K is presented here in the following order:


REPORT OF INDEPENDENT ACCOUNTANTS                                            21


BALANCE SHEET AS OF MARCH 27, 1999 AND MARCH 28, 1998                        22


STATEMENT OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 27, 1999,
MARCH 28, 1998, AND MARCH 29, 1997                                           23


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE FISCAL YEARS
ENDED MARCH 27, 1999, MARCH 28, 1998 AND MARCH 29, 1997                      24


STATEMENT OF CASH FLOWS FOR THE FISCAL YEARS ENDED MARCH 27, 1999,
MARCH 28, 1998 AND MARCH 29, 1997                                            25


NOTES TO FINANCIAL STATEMENTS                                                26


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of XeTel Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XeTel Corporation (the "Company") at March 27, 1999 and March 28, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 27, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------
    PRICEWATERHOUSECOOPERS LLP

Austin, Texas
April 28, 1999

                                XETEL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    March 27,        March 28,
                                                                      1999             1998
                                                                  ------------     ------------
ASSETS

Current assets:
     Cash and cash equivalents                                       $  7,330        $  7,239
     Trade accounts receivable, net                                    14,940          22,887
     Inventories                                                       19,065          18,061
     Prepaid expenses and other                                         1,833             927
                                                                     --------        --------
         Total current assets                                          43,168          49,114

Property and equipment, net                                             7,233           8,955
Deferred tax asset                                                      2,200               -

Goodwill                                                                    -             737
                                                                     --------        --------
         TOTAL ASSETS                                                $ 52,601        $ 58,806
                                                                     --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                          $ 12,816        $ 19,396
     Notes payable and current portion of long-term debt               10,600           5,800
     Accrued expenses and other liabilities                             4,081           2,965
                                                                     --------        --------
         Total current liabilities                                     27,497          28,161

Deferred income taxes                                                     183             234
Long-term debt                                                          2,167           2,667
Commitments (Note 9)

Stockholders' equity:
  Common stock, $0.0001 par value, 25,000,000 shares
  authorized, 9,212,700 and 8,998,896 shares issued
  and 9,206,702 and 8,936,400 shares outstanding, respectively         21,818          21,142
     Retained earnings                                                  1,087           6,625
     Deferred compensation                                               (151)            (23)
                                                                     --------        --------
         Total stockholders' equity                                    22,754          27,744
                                                                     --------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 52,601        $ 58,806
                                                                     ========        ========


The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              Fiscal Year Ended
                                                                ----------------------------------------------
                                                                   March 27,        March 28,       March 29,
                                                                     1999             1998            1997
                                                                -------------     ------------    ------------
Net sales                                                        $   135,713      $  $112,685     $    90,453
Cost of sales                                                        130,249          105,171          83,442
                                                                 -----------      -----------     -----------
Gross profit                                                           5,464            7,514           7,011
Selling, general and administrative expenses                           6,539            6,469           6,573
Asset impairment and other charges                                     6,855                -               -
                                                                 -----------      -----------     -----------
(Loss) income from operations                                         (7,930)           1,045             438
Other (expense) income, net                                             (712)             (30)            268
                                                                 -----------      -----------     -----------
(Loss) income before income taxes                                     (8,642)           1,015             706
(Benefit) provision for income taxes                                  (3,104)             386             257
                                                                 -----------      -----------     -----------
Net (loss) income                                                $    (5,538)     $       629     $       449
                                                                 ===========      ===========     ===========

Basic (loss) earnings per share                                  $     (0.61)     $      0.07     $      0.05
                                                                 ===========      ===========     ===========

Basic weighted average shares outstanding                              9,096            8,863           8,709
                                                                 ===========      ===========     ===========

Diluted (loss) earnings per share                                $     (0.61)     $      0.07     $      0.05
                                                                 ===========      ===========     ===========

Diluted weighted average shares outstanding                            9,096            9,532           9,575
                                                                 ===========      ===========     ===========


The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                      Common Stock        Deferred                  Total
                                  --------------------     Compen-    Retained  Stockholders'
                                   Shares      Amount      sation     Earnings     Equity
                                  --------    --------    --------    --------    --------
Balance, March 30, 1996              8,523    $ 19,430    $    (55)   $  5,547    $ 24,922
   Stock options exercised              68          77          --          --          77
   Tax benefit on disqualifying
     dispositions                       --          46          --          --          46
   Amortization of deferred
     compensation                       --          --          16          --          16
   Acquisition- XeTel Dallas           207       1,448        (294)         --       1,154
   Net income                           --          --          --         449         449
   Other                                (2)         (3)         --          --          (3)
                                  --------    --------    --------    --------    --------
Balance, March 29, 1997              8,796      20,998        (333)      5,996      26,661

   Stock options exercised             115         149          --          --         149
   Employee stock purchase plan         67         254          --          --         254
   Transfer of restricted stock        (42)       (294)        294          --          --
   Tax benefit on disqualifying
     dispositions                       --          35          --          --          35
   Amortization of deferred
     compensation                       --          --          16          --          16
    Net income                          --          --          --         629         629
                                  --------    --------    --------    --------    --------
Balance, March 28, 1998              8,936      21,142         (23)      6,625      27,744

   Stock options exercised             108         144          --          --         144
   Employee stock purchase plan        106         286          --          --         286
   Issuance of restricted stock         57         246        (246)         --          --
   Amortization of deferred
     compensation                       --          --         118          --         118
    Net loss                            --          --          --      (5,538)     (5,538)
                                  --------    --------    --------    --------    --------
Balance, March 27, 1999              9,207    $ 21,818    $   (151)   $  1,087    $ 22,754
                                  ========    ========    ========    ========    ========





The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   Fiscal Year Ended
                                                           ----------------------------------
                                                           March 27,    March 28,   March 29,
                                                              1999         1998        1997
                                                           ---------    ---------   ---------
Cash flows from operating activities:
   Net (loss) income                                        $(5,538)     $   629     $   449
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
        Deferred income taxes                                (2,859)         121           5
        Asset impairment and other charges                    6,855           --          --
        Depreciation and amortization                         2,769        2,736       2,080
        Provision for deferred compensation                     118           --          --
        (Gain) Loss on disposal of equipment                   (132)          51          16
   Change in operating assets and liabilities:
        Trade accounts receivable                             4,719       (9,001)      5,949
        Inventories                                          (3,545)      (7,562)      4,524
        Prepaid expenses and other                             (362)         788        (509)
        Trade accounts payable                               (6,580)       9,456      (4,745)
        Accrued expenses and other liabilities                  994           35      (2,845)
                                                            -------      -------     -------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (3,561)      (2,747)      4,924
                                                            -------      -------     -------
Cash flows from investing activities:
   Proceeds from sale of equipment                              516          426          --
   Purchases of property and equipment                       (1,594)      (6,334)     (1,416)
   Acquisition, net of cash acquired - XeTel Dallas              --           --         (18)
   Acquisition, net of cash acquired - XeTel West                --           --      (1,631)
                                                            -------      -------     -------
CASH USED IN INVESTING ACTIVITIES                            (1,078)      (5,908)     (3,065)
                                                            -------      -------     -------
Cash flows from financing activities:
  Net borrowings under debt agreements                        4,300        8,424         (92)
  Proceeds from stock options exercised                         144          149          77
  Cash proceeds from stock issued under employee
       stock purchase plan                                      286          254          --
  Tax benefit on disqualifying dispositions                      --           35          46
                                                            -------      -------     -------
CASH PROVIDED BY FINANCING ACTIVITIES                         4,730        8,862          31
                                                            -------      -------     -------

Increase in cash and cash equivalents                            91          207       1,890
Cash and cash equivalents, beginning of period                7,239        7,032       5,142
                                                            -------      -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 7,330      $ 7,239     $ 7,032
                                                            =======      =======     =======


The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

XeTel provides comprehensive and customized manufacturing solutions to original equipment manufacturers primarily in the computer, networking and telecommunications industries. XeTel incorporates advanced design and prototype services and complex electronics manufacturing assembly capabilities together with materials management, advanced testing, systems integration services and order fulfillment to provide turnkey solutions for its customers.

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

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes.

EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares for the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, and notes payable and long-term debt, approximate fair values. SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company's exposure to concentrations of credit risk relate primarily to trade receivables. The Company controls credit risk by performing credit evaluations and requires letters of credit, bank guarantees and advanced payments, if deemed necessary.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

Judgments and estimates by management are required in the preparation of financial statements to conform with generally accepted accounting principles. The estimates and underlying assumptions affect the reported amounts of assets and liabilities, the disclosure of contingencies at the balance sheet date and the reported revenues and expenses for the period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation" for the fiscal year ended March 28, 1998. SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to apply the accounting rules contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees". As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations. Companies that continue to use APB Opinion No. 25 are required to present in the notes to the financial statements the pro forma effects on reported net (loss) income and
(loss) earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 12).

FISCAL YEAR

The Company's fiscal year is the 52 or 53 weeks ending on the Saturday nearest to March 31. Reference to fiscal years ended 1999, 1998 and 1997 are for the 52 weeks ended March 27, 1999, March 28, 1998 and March 29, 1997, respectively.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fiscal year ended March 27, 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net (loss) income or stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


SEGMENTS

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended March 27, 1999. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company operates in one industry segment: electronics manufacturing services, which encompasses design, prototype, manufacturing and other turnkey manufacturing solutions to original equipment manufacturers. The manufacturing services are sold to customers in the telecommunications, networking and computer industries, which are geographically dispersed throughout the United States. The Company's manufacturing facilities are located in the United States.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements.


NOTE  2     ASSET IMPAIRMENT AND OTHER CHARGES

The components of the Asset impairment and other charges included in the Statement of Operations and Statement of Cash Flows are as follows (in thousands):


Fiscal Year Ended:                                             1999
----------------------                                      -----------
Provision for doubtful accounts                             $     3,228
Provision for excess and obsolete inventory                       2,541
Impairment of long-lived assets                                     897
Other                                                               189
                                                            -----------
                                                            $     6,855
                                                            -----------


The Company recorded a tax benefit of $2.8 million in connection with this charge.

During fiscal 1999, the Company recorded a charge of $6.0 million to write-down all receivables and inventory and other costs in response to an uncured default of payments by, and an assessment of, a certain customer. This charge included a provision for doubtful accounts, a provision for excess and obsolete inventory and other associated costs. Additionally, Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires long-lived assets, including goodwill, be reviewed for impairment and be written-down to their fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of management's assessment, the Company recorded an impairment charge of $897,000 for the write-down of certain property and equipment and the write-off of goodwill.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  3     TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consist of the following (in thousands):


                                         March 27,   March 28,
                                           1999        1998
                                         --------    --------
Accounts receivable                      $ 18,408    $ 23,127
Less:  allowance for doubtful accounts     (3,468)       (240)
                                         --------    --------
                                         $ 14,940    $ 22,887
                                         ========    ========


NOTE  4     INVENTORIES

Inventories consist of the following (in thousands):


                                         March 27,   March 28,
                                          1999        1998
                                         -------     -------
Raw materials                            $15,262     $13,944
Work in progress                           3,584       3,731
Finished goods                               219         386
                                         -------     -------
                                         $19,065     $18,061
                                         =======     =======


As of March 27, 1999 and March 28, 1998, the Company had allowances for obsolete raw materials (principally printed circuit board components) of $3,031,000 and $490,000, respectively. As discussed in Note 2, asset impairment and other charges include a $2,541,000 provision to the allowance for excess and obsolete inventory for fiscal 1999. Cost of sales for fiscal 1998 and 1997 include provisions to the allowance for obsolete materials of $344,000 and $168,000, respectively.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  5     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):


                                                   March 27,   March 28,
                                                     1999        1998
                                                   --------    --------
Machinery and equipment                            $ 12,086    $ 13,204
Leasehold improvements                                3,884       3,506
Furniture and fixtures                                  890         838
                                                   --------    --------
                                                     16,860      17,548
Less:  accumulated depreciation and amortization     (9,627)     (8,593)
                                                   --------    --------
                                                   $  7,233    $  8,955
                                                   ========    ========


NOTE  6     NOTES PAYABLE AND LONG-TERM DEBT

The Company has (i) a revolving line of credit for $17 million from a commercial bank, (ii) a term loan facility for $3.3 million from a commercial bank, and
(iii) an equipment financing facility from a financial services company. There was $10.1 million and $5.3 million outstanding under the commercial bank line of credit and $2.7 million and $3.3 million outstanding under the term note at March 27, 1999 and March 28, 1998, respectively. The term loan facility bears interest at 9.2%, is secured by certain assets, and matures on August 31, 2000.

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

The financing facilities contain certain restrictions, which include maintenance of a minimum level of tangible net worth and other operating and financial ratios. At March 27, 1999, the Company did not satisfy the working capital and cash flow ratios required by the financing facilities. The Company received consents and waivers with respect to these financial covenants as of March 27, 1999 and for the quarter then ended.

Interest paid totaled $841,000, $209,000 and $18,000 for fiscal 1999, 1998 and 1997, respectively.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  7     INCOME TAXES

The (benefit) provision for income taxes consists of the following (in thousands):


                                                                               Fiscal Year Ended
                                                                       ------------------------------------
                                                                       March 27,    March 28,    March 29,
                                                                          1999         1998         1997
                                                                       ----------   ----------   ----------
Federal
   Current                                                             $     (245)  $      228   $      255
   Deferred                                                                (2,485)         125          (37)
State
   Current                                                                     --           37            7
   Deferred                                                                  (374)          (4)          32
                                                                       ==========   ==========   ==========
                                                                       $   (3,104)  $      386   $      257
                                                                       ==========   ==========   ==========


The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to (loss) income before income taxes result from the following:


                                                                          Fiscal Year Ended
                                                            -----------------------------------------------
                                                             March 27,        March 28,         March 29,
                                                               1999              1998             1997
                                                            ------------     -------------     ------------
Tax at statutory rate                                              (34.0)%            34.0%            34.0%
Add (deduct) the effect of state income tax                         (2.9)              2.6              3.8
Other, net                                                           1.0               1.4             (1.4)
                                                            ------------     -------------     ------------
                                                                   (35.9)%            38.0%            36.4%
                                                            ============     =============     ============

The components of deferred income tax assets, included in prepaid expenses and other current assets, and liabilities are as follows (in thousands):

                                                                                     March 27,   March 28,
                                                                                       1999         1998
                                                                                    ----------   ----------
Deferred tax assets:
   Reserves                                                                         $    2,557   $      200
   Net operating loss carry-forwards                                                       397           --
   Franchise tax                                                                             5           39
   Accrued vacation                                                                        132           70

   Other                                                                                   200          174
                                                                                    ----------   ----------
Gross current deferred tax asset                                                         3,291          483

Deferred tax liabilities:
   Depreciation                                                                           (183)        (229)

   Other                                                                                    --           (5)
                                                                                    ----------   ----------
Gross long-term deferred tax liability                                                    (183)        (234)
                                                                                    ----------   ----------
Net deferred tax asset                                                              $    3,108   $      249
                                                                                    ==========   ==========

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Realization of the total deferred tax assets representing tax loss and credit carry-forwards is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely that not future taxable income will be sufficient to utilize the tax carry-forwards prior to their expiration to fully recover the asset. However, there can be no assurance that the Company will meet these expectations. As a result, the amount of the deferred tax assets considered realizable could be reduced. Such an occurrence could adversely affect the Company's results of operations and financial condition.

Income taxes totaling $355,000, $170,000 and $3,157,000 were paid in fiscal 1999, 1998 and 1997, respectively. As of March 27, 1999, the Company had net operating loss carry-forwards of approximately $2.7 million expiring primarily in 2019. In addition, the Company had recoverable income taxes on the balance sheet of approximately $245,000 at March 27, 1999 that is included in prepaid expenses and other current assets.


NOTE  8     CAPITAL STOCK

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


NOTE  9     LEASE COMMITMENTS

XeTel leases its operating facility and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $4,377,000, $3,024,000 and $1,233,000 during fiscal 1999, 1998 and
1997, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $4,169,000 in 2000, $3,937,000 in 2001, $3,066,000 in 2002, $2,111,000 in 2003, $1,227,000 in
2004 and an aggregate of $5,128,000 thereafter.


NOTE 10     SALES TO MAJOR CUSTOMERS

XeTel's sales are concentrated in the electronics industry; however, the customers operate in diverse markets and geographic areas. The following table summarizes the percentage of gross revenues generated by sales to customers that account for more than 10% of sales in fiscal 1999, 1998 and 1997:


               March 27,     March 28,     March 29,
                 1999          1998          1997
               --------      --------      --------
Customer A           32%           20%           14%
Customer B           --            16            --


NOTE 11     RELATED PARTY TRANSACTIONS

The Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm U.S.A., Inc. ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, during the normal course of business. Purchases from such divisions were $162,000, $191,000 and $526,000 for fiscal 1999, 1998 and 1997, respectively. Accounts payable to such divisions were $28,000 and $14,000 as of March 27, 1999 and March 28, 1998, respectively. Accounts receivable from such divisions were not significant.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 12     EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan, which is described below. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the date of grant for awards under that plan consistently with the method provided for by SFAS No. 123, the Company's net
(loss) income and the diluted (loss) earnings per share would have reflected the following pro forma amounts for fiscal 1999 and fiscal 1998 (in thousands, except per share data):


                                                                  Fiscal Year Ended
                                                                -----------------------
                                                                March 27,     March 28,
                                                                   1999          1998
                                                                ---------     ---------
Net (loss) income                As reported                    $  (5,538)    $     629
                                 Pro forma                      $  (5,868)    $     361

Diluted (loss) earnings per
share                            As reported                    $   (0.61)    $    0.07
                                 Pro forma                      $   (0.65)    $    0.04


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                                  Fiscal Year Ended
                                                                -----------------------
                                                                March 27,     March 28,
                                                                   1999          1998
                                                                ---------     ---------
Dividend yield                                                         --            --
Expected volatility                                                  63.5%        47.47%
Risk-free rate of return                                             5.11%         5.67%
Expected life                                                     5 years       5 years

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


XeTel's 1997 Stock Option Plan (the "Option Plan") provides for the grant of common stock options to key employees. The exercise price of each option is the fair market value of a share of common stock on the date of grant. The term of each option can be no more than 10 years from the date of grant and expires 90 days after the termination of employment. Each option vests equally over a period of four years from the date of grant. As of March 27, 1999, the Company has reserved 2,340,850 shares of common stock for the Option Plan. A summary of activity under the Option Plan is as follows:


                                                Number        Weighted
                                              of Shares        Average
                                                Under         Exercise
                                               Option         Price ($)
                                             ----------      ----------

Options outstanding as of March 30, 1996      1,172,000            1.34
    Granted                                     418,500            5.06
    Exercised                                   (67,525)           1.28
    Canceled                                    (37,875)           2.68
                                             ----------      ----------
Options outstanding as of March 29, 1997      1,485,100            2.36

    Granted                                     415,500            4.94
    Exercised                                  (115,775)           1.29
    Canceled                                   (179,625)           5.20
                                             ----------      ----------
Options outstanding as of March 28, 1998      1,605,200            2.82

    Granted                                     331,000            3.36
    Exercised                                  (108,375)           1.33
    Canceled                                   (147,250)           4.62
                                             ----------      ----------
Options outstanding as of March 27, 1999      1,680,575            2.86
                                             ==========      ==========

Options exercisable at:
    March 29, 1997                              758,975            1.38
    March 28, 1998                              930,450            1.79
    March 27, 1999                            1,031,325            2.20


Weighted average, grant                       Number of          Weighted
date fair value of options                      Shares            Average
granted during:                              Under Option      Fair Value ($)
                                             ------------      --------------
    Fiscal 1997                                 418,500            2.28
    Fiscal 1998                                 415,500            2.42
    Fiscal 1999                                 331,000            1.95

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                                                       March 27, 1999
                   -------------------------------------------------------------------------------------------
                                   Options Outstanding                             Options Exercisable
                   ---------------------------------------------------     -----------------------------------
                                                           Weighted
                                        Weighted           Average
                     Number of           Average          Remaining          Number of            Weighted
                      Options            Exercise        Contractual          Options              Average
Exercise Price      Outstanding           Price           Life (yrs)         Exercisable       Exercise Price
--------------     --------------     -------------    ---------------     --------------     ----------------
$1.22 - 1.22            199,750          $    1.22               6.18            147,250          $    1.22
 1.23 - 1.23            393,750               1.23               4.69            393,750               1.23
 1.33 - 3.50            522,950               2.49               6.80            243,825               1.61
 3.81 - 4.88            165,000               4.54               7.87             77,500               4.58
 5.00 - 6.00            399,125               5.09               7.93            169,000               5.10
                      ---------          ---------          ---------          ---------          ---------
$1.22 - 6.00          1,680,575          $    2.86               6.61          1,031,325          $    2.20
                      =========          =========          =========          =========          =========



EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan ("Purchase Plan"), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation to a maximum of 1,500 shares per enrollment period. During fiscal 1999 and fiscal 1998, 105,427 and 67,481 shares were issued under the plan, respectively. Proceeds from stock issued under the Purchase Plan were $286,000 and $254,000 for fiscal 1999 and fiscal 1998, respectively. The weighted average estimated fair value of purchase rights granted under the employee stock purchase plan was $1.19 per share for fiscal 1999. As of March 27, 1999, 827,092 shares were reserved for future issuance under the plan.

401 (k) PLAN

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective July 1, 1995 whereby substantially all employees are eligible to participate if they are at least 21 years of age, and such participants may contribute up to 12% of their compensation. Also in connection with this amendment, the Company elected to make matching contributions to participants after the participants have completed one year of service. The matching contribution is 25% of participant contributions, which is applied to a maximum of 5% of each participant's compensation. The Company may also make profit sharing and other contributions to the 401(k) Plan for the benefit of the participants. Company contributions vest ratably over a five-year period. Company contributions charged to operations were $126,000, $137,000 and $85,000 for fiscal 1999, 1998 and 1997, respectively.

RESTRICTED STOCK AWARDS

Restricted stock awards are currently granted at the discretion of the Board of Directors under the Stock Option Plan in connection with the hiring or retention of key executives and are subject to certain conditions. Restrictions are lifted two years after the grant date, provided the executive continues to be employed by the Company. For the year ended March 27, 1999, the Company awarded 56,500 shares of common stock, which had a fair value at the date of grant of $246,552. Compensation under the plan is charged to operations over the restriction period and amounted to $102,000 in fiscal 1999.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13     ACQUISITIONS

In July of 1996, the Company acquired Maxtron Corporation located in Dallas, Texas for $500,000 in cash and $1,154,000 in common stock. In December 1996, the Company acquired the manufacturing operations of SBE, Inc. ("SBE"), located in San Ramon, California for approximately $1.6 million in cash. These transactions were accounted for under the purchase method of accounting with the results of operations from the acquired manufacturing operations included in the Company's results of operations from the acquisition date forward.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company and their ages are as follows:


Ronald W. Guire                                50       Chairman of the Board of Directors (Class III)
Angelo A. DeCaro, Jr.                          47       President, Chief Executive Officer and Director (Class III)
Julian C. Hart                                 59       Senior Vice President, Chief Technical Officer, and Secretary
William A. Peten                               51       Senior Vice President, Corporate Materials and Systems
Richard S. Chilinski                           47       Vice President, Chief Financial Officer and Assistant Secretary
Stephen D. Sauter                              39       Vice President, Sales and Marketing
Norman E. O'Shea                               50       Vice President, General Manager XeTel West
Daniel J. Williams                             50       Vice President, General Manager XeTel Austin
David Bibeau                                   45       General Manager XeTel Dallas
Al R. Schuele                                  53       Director (Class II)
Sam L. Densmore                                58       Director (Class I)
Kozo Sato                                      59       Director (Class II)


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

Mr. DeCaro has served as a Director and President of the Company since 1993, and in August 1995 was elected its Chief Executive Officer. Mr. DeCaro was employed by IBM from 1974 to 1993, and served as Director of Operations-Printed Wiring Board and Services at IBM's circuit board facility in Austin, Texas from 1992 to 1993 and Plant Manager of the same facility from 1989 to 1992.

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

Mr. O'Shea has served as Vice President - General Manger XeTel West since December 1996. Mr. O'Shea joined the Company as part of the acquisition of the manufacturing operations of SBE. Prior to joining XeTel, Mr. O'Shea served as Vice President of Manufacturing of SBE. From 1987 to 1993, Mr. O'Shea was employed at NeXT Computer where he served as Process Engineering Manager from 1987 to 1991 and Materials Manager from 1991 to 1993. From 1979 to 1987, he was employed by Motorola where he held various management positions.

Mr. Williams has served as Vice President - General Manager XeTel Austin since January 1999. Previous to this position, he served as General Manager XeTel Austin High Volume Manufacturing from 1998 to 1999. Prior to joining XeTel, he was employed as Director of Operations at Arrowsmith Technologies in 1997 and Columbia Scientific from 1995 to 1997. He was also employed by Fisher Rosemount Systems for approximately 18 years where he held numerous management positions including Manufacturing, Materials and Operations Manager from 1989 to 1995.

Mr. Bibeau joined XeTel as General Manager of XeTel Dallas in February, 1999. Prior to joining XeTel, he served as Director of Operations for Current Technology, a division of Danaher Corporation. From 1986 to 1997, Mr. Bibeau held several senior management positions in manufacturing and engineering with General Signal Corporation.

Mr. Schuele joined XeTel as a Director of the Company in August 1998. Since August 1998, Mr. Schuele has served as President and COO of Unitrode Corporation. Unitrode Corporation designs, manufactures and sells analog/linear and mixed-signal integrated circuits, electronic modules and non-volatile products. Prior to working with Unitrode, he was the President and CEO of Benchmarq Microelectronics, Inc. Mr. Schuele has also held a variety of senior management positions with Crystal Semiconductor, Mostek Corporation, Motorola Semiconductor and Texas Instruments.

Mr. Densmore has served as a Director of the Company since May 1997. Mr. Densmore has served with RF Monolithics, Inc., a radio frequency component and module designer and manufacturer, since 1993 including as its President and Chief Executive Officer since 1996, Director since 1994 and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary from 1993 to 1996. In 1991, Mr. Densmore founded the IBC Group, a private consulting company, and served as its President from 1991 to 1993. From 1984 to 1990, Mr. Densmore was employed at Recognition International, Inc., a document image processing company. During that period, Mr. Densmore served as Senior Vice President, Treasurer and Chief Financial Officer from 1989 to 1990 and Vice President of Corporate Development from 1984 to 1989. Mr. Densmore is a Certified Public Accountant.

Mr. Sato has served as a Director of the Company since 1986 and as Chairman of the Board of Directors from 1986 to April 1998. Mr. Sato previously served as the Company's Chief Executive Officer from 1986 to August 1995. Mr. Sato served as a director of Rohm Americas, Inc., a wholly owned subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company, from February 1997 to February 1999. From 1984 to October 1997, Mr. Sato served as the Chief Executive Officer and President of Rohm U.S.A., Inc., a wholly owned subsidiary of Rohm Co., Ltd., Japan.

There is no family relationship among any of the foregoing individuals.


ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended March 27, 1999 to be held August 17, 1999 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Stockholders) for the fiscal year ended March 27, 1999.


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

At March 28, 1998, the Company had a $3 million revolving line of credit with Rohm bearing interest at LIBOR plus 1.25%, was payable on demand and was secured by certain equipment. The revolving line of credit with Rohm expired on March 31, 1998. There were no outstanding balances under the Rohm line of credit at March 28, 1998 or at any time during fiscal 1999.

No interest was paid to Rohm under the credit facility described above for fiscal years 1999, 1998 and 1997. In addition to the arrangements described above, the Company has entered into transactions in the ordinary course of business with certain divisions of Rohm Corporation, a wholly owned subsidiary of Rohm. Component purchases from such divisions were $162,000, $191,000 and $526,000 for fiscal years 1999, 1998 and 1997, respectively.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
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

(b)     Reports on Form 8-K

               On January 5, 1999, the Company filed a Form 8-K announcing the adoption of a stockholder rights plan as of December 31, 1998. The description and terms of the Rights are set forth in a Rights Agreement dated as of December 31, 1998 between the Company and American Stock Transfer & Trust Company, as Rights Agent, and filed as an exhibit to the Company's Registration Statement on Form 8-A filed with the SEC on January 5, 1999.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Angelo A. DeCaro, Jr. and Richard S. Chilinski, and each or either of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report ( Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


                                                               XETEL CORPORATION
                                                                    (Registrant)

                            Date: June 22, 19    By:  /s/ Angelo A. DeCaro, Jr.
                                                 ------------------------------
                                                          Angelo A. DeCaro, Jr.
                             President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               Name                                    Title                                       Date
/s/ Angelo A. DeCaro, Jr.
-----------------------------------
Angelo A. DeCaro, Jr.               President and Chief Executive Officer and                 June 22, 1999
                                    Director (principal executive officer)

/s/ Richard S. Chilinski
-----------------------------------
Richard S. Chilinski                Vice President, Chief Financial Officer and               June 22, 1999
                                    Assistant Secretary (principal financial
                                    and accounting officer)

/s/ Ronald W. Guire
-----------------------------------
Ronald W. Guire                     Chairman of the Board of Directors                        June 22, 1999

/s/ Kozo Sato
-----------------------------------
Kozo Sato                           Director                                                  June 22, 1999

/s/ Al R. Schuele
-----------------------------------
Al R. Schuele                       Director                                                  June 22, 1999

/s/ Sam L. Densmore
-----------------------------------
Sam L. Densmore                     Director                                                  June 22, 1999


INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
        3.2(1)  Second Restated Certificate of Incorporation.
        3.3(1)  Restated Bylaws of the Registrant, as amended.
        3.4(1)  Registration Rights, dated June 18, 1986 among the Registrant Rohm Corporation, Julian C. Hart, David W.
                Gault and Emory C. Garth.
         .1(1)  Reference is made to Exhibits 3.1, 3.2 and 3.3.
        4.2(1)  Specimen Common Stock certificate.
       10.2(1)  Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
      10.20(1)  Manufacturing Services Agreement February 22, 1989 between
                Motorola, Inc., MOS Memory Products Division and the Registrant,
                and letter from Motorola, Inc., Fast Static RAM Module Division related thereto.
      10.21(1)  Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse Electric.
      10.22(2)   Master Lease Agreement between the Registrant and General Electric Capital Corporation.
      10.23(2)  $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
      10.24(3)   $7,000,000 Promissory Note between the Registrant and Texas Commerce Bank National Association.
      10.25(3)  Lease Agreement between Braker Phase III, Ltd. as Landlord, and the Registrant, as Tenant.
      10.26(4)  Lease Agreement between Delta HP Limited, as Landlord, and the Registrant, as Tenant.
      10.27(4)   First Amendment to Credit Agreement between the Registrant and Texas Commerce Bank National Association.
      10.28(4)  Letter of Commitment between the Registrant and General Electric Capital Corporation.
      10.29(4)  Amended $3,000,000 Promissory Note between the Registrant and Rohm U.S.A.
      10.30(5)  Registrant's 1997 Stock Incentive Plan
      10.31(5)  Registrant's Employee Stock Purchase Plan
      10.32(6)  Lease Agreement between Braker Phase III, Ltd. as Landlord, and the Registrant, as Tenant.
      10.33(7)  Amended $10,000,000 Promissory Note between the Registrant and Chase Bank of Texas.
      10.34(7)  Second Amendment to Credit Agreement between the Registrant and Chase Bank of Texas.
      10.35(7)  Amended Letter of Commitment between the Registrant and General Electric Capital Corporation.
      10.36(8)  Amended $17,000,000 Promissory Note
      10.37(8)  Third Amendment to Credit Agreement
      10.38(9)  First Amendment to Credit Agreement between the Registrant and Chase Bank of Texas.
      10.39(9)  Amendment No. 1 to 1997 Stock Incentive Plan.
     10.40(10)  Stockholders Rights Agreement dated December 31, 1998
          11.1  Computation of Earnings per Share.
          23.1  Consent of PricewaterhouseCoopers, LLP.
          24.1  Power of Attorney, pursuant to which amendments to this Form
                10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.
          27.1  Financial Data Schedule

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

(8) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's June 1998 Form 10-Q.

(9) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's September 1998 Form 10-Q.

(10) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's January 1999 Registration Statement on Form 8-A.