Form 10-Q
period 1999-06-26
XETEL CORP
filed 1999-08-10
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999,


                                       or


[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the transition period from ______ to ______


                         Commission File Number: 0-27482


                                XETEL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                                    74-2310781
         (State of Incorporation)                   (I.R.S. Employer ID Number)


                              2105 GRACY FARMS LANE
                               AUSTIN, TEXAS 78758
          (Address of principal executive offices, including zip code)


                                 (512) 435-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

As of the close of business on August 6, 1999, 9,287,557 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION


ITEM 1.   Condensed Financial Statements (unaudited)

          Balance Sheet as of June 26, 1999 and March 27, 1999                 3

          Statement of Operations for the three months ended
          June 26, 1999 and June 27, 1998                                      4

          Statement of Cash Flows for the three months ended
          June 26, 1999 and June 27, 1998                                      5

          Notes to Financial Statements                                        6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk           14


PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                    15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    June 26,       March 27,
                                                      1999            1999
                                                  ------------    ------------
                                                  (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                       $      7,364    $      7,330
  Trade accounts receivable, net                        18,144          14,940
  Inventories                                           14,011          19,065
  Prepaid expenses and other                             1,807           1,833
                                                  ------------    ------------
      Total current assets                              41,326          43,168

Property and equipment, net                              6,899           7,233
Deferred tax asset                                       2,200           2,200
                                                  ------------    ------------
      TOTAL ASSETS                                $     50,425    $     52,601
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          $     11,267    $     12,816
  Notes payable and current portion of
    long-term debt                                      10,400          10,600
  Accrued expenses and other liabilities                 3,373           4,081
                                                  ------------    ------------
      Total current liabilities                         25,040          27,497

Deferred income taxes                                      183             183
Long-term debt                                           2,042           2,167
Commitments

Stockholders' equity:
  Common stock, $0.0001 par value, 25,000,000
    shares authorized, 9,274,557 and 9,212,700
    shares issued and 9,268,559 and 9,206,702
    shares outstanding, respectively                    21,950          21,818
  Retained earnings                                      1,326           1,087
  Deferred compensation                                   (116)           (151)
                                                  ------------    ------------
      Total stockholders' equity                        23,160          22,754
                                                  ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     50,425    $     52,601
                                                  ============    ============



The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                                        Three Months Ended
                                                   ----------------------------
                                                     June 26,        June 27,
                                                       1999            1998
                                                   ------------    ------------
Net sales                                          $     31,992    $     44,308
Cost of sales                                            29,759          41,238
                                                   ------------    ------------
     GROSS PROFIT                                         2,233           3,070
Selling, general and administrative expenses              1,619           1,787
                                                   ------------    ------------
     INCOME FROM OPERATIONS                                 614           1,283
Other expense, net                                         (228)           (179)
                                                   ------------    ------------
     INCOME BEFORE INCOME TAXES                             386           1,104
Provision for income taxes                                  147             420
                                                   ------------    ------------
     NET INCOME                                    $        239    $        684
                                                   ============    ============

     Basic earnings per share                      $       0.03    $       0.08
                                                   ============    ============

     Basic weighted average shares outstanding            9,255           9,008
                                                   ============    ============

     Diluted earnings per share                    $       0.02    $       0.07
                                                   ============    ============

     Diluted weighted average shares outstanding          9,625           9,695
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                          Three Months Ended
                                                     --------------------------
                                                      June 26,        June 27,
                                                        1999            1998
                                                     -----------    -----------
Cash flows from operating activities:

  Net income                                         $       239    $       684
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
        Depreciation and amortization                        505            695
        Provision for deferred compensation                   35             19
        Gain on disposal of equipment                         (1)            (8)
  Changes in operating assets and
    liabilities:
        Trade accounts receivable                         (3,204)        (1,779)
        Inventories                                        5,054         (3,712)
        Prepaid expenses and other                            26              8
        Trade accounts payable                            (1,549)           781
        Accrued expenses and other
          liabilities                                       (708)         1,035
                                                     -----------    -----------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                 397         (2,277)

Cash flows from investing activities:
  Purchases of property and equipment                       (171)          (545)
  Proceeds from sale of equipment                              1              8
                                                     -----------    -----------
CASH USED IN INVESTING ACTIVITIES                           (170)          (537)

Cash flows from financing activities:
  Net (repayments) borrowings under debt
    agreements                                              (325)         2,575
  Proceeds from stock options exercised                        2             51
  Cash proceeds from stock issued under
    employee stock purchase plan                             130            154
                                                     -----------    -----------
CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                                (193)         2,780

Increase (decrease) in cash and cash
  equivalents                                                 34            (34)
Cash and cash equivalents, beginning of
  period                                                   7,330          7,239
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                             $     7,364    $     7,205
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 BUSINESS

XeTel Corporation (the "Company") provides comprehensive and customized manufacturing solutions to original equipment manufacturers primarily in the computer, networking and telecommunications industries. The Company incorporates advanced design and prototype services and complex electronics manufacturing assembly capabilities together with materials management, advanced testing, systems integration and order fulfillment services to provide turnkey solutions for its customers.

NOTE 2 BASIS OF PRESENTATION

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position, results of their operations and cash flows for those periods presented. The results of operations for the period ended June 26, 1999 are not necessarily indicative of the results that may be expected for any other interim period of for the fiscal year ending April 1, 2000. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 27, 1999 as presented in the Company's 10K filed with the SEC.

NOTE 3 TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consist of the following (in thousands):

                                             June 26,      March 27,
                                               1999          1999
                                            ----------    ----------
                                           (unaudited)
Trade accounts receivable                   $   21,612    $   18,408
Less:  allowance for doubtful accounts          (3,468)       (3,468)
                                            ----------    ----------
                                            $   18,144    $   14,940
                                            ==========    ==========

NOTE 4 INVENTORIES

Inventories consist of the following (in thousands):

                                             June 26,      March 27,
                                               1999          1999
                                            ----------    ----------
                                           (unaudited)
Raw materials                               $   10,816    $   15,262
Work in progress                                 3,076         3,584
Finished goods                                     119           219
                                            ----------    ----------
                                            $   14,011    $   19,065
                                            ==========    ==========


                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


As of June 26, 1999 and March 27, 1999, the Company had an allowances for obsolete raw materials (principally printed circuit board components) for both periods of $3,031,000. Cost of sales for the three months ended June 26, 1999 and June 27, 1998 include provisions to the allowance for obsolete materials of $0 and $130,000, respectively.

NOTE 5 EARNINGS PER COMMON SHARE

Basic earnings per share (EPS) is based on the weighted effect of all common shares issued and outstanding, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

                                                     Three Months Ended
                                               ---------------------------
                                                 June 26,       June 27,
                                                   1999           1998
                                               ------------   ------------
Basic earnings per share:

      Weighted average shares outstanding             9,255          9,008
                                               ============   ============
      Net income                               $        239   $        684
                                               ============   ============
      Basic earnings per share                 $       0.03   $       0.08
                                               ============   ============

Diluted earnings per share:

      Weighted average shares outstanding             9,255          9,008

      Common stock equivalents: stock options           370            687
                                               ------------   ------------
                                                      9,625          9,695
                                               ============   ============
      Net income                               $        239   $        684
                                               ============   ============

      Diluted earnings per share               $       0.02   $       0.07
                                               ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this document contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in our markets and strategic focus; new products and services and product technologies and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan", "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth below and elsewhere.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended June 26, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

Founded in 1984, the Company Corporation offers highly customized and comprehensive electronics manufacturing solutions to Fortune 500 and emerging original equipment manufacturers primarily in the computer, networking and telecommunications industries. The Company provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers. The Company incorporates design and prototype services and assembly capabilities, together with materials and supply base management, advanced testing, system integration and order fulfillment services to provide total solutions for its customers. The Company employs approximately 490 people and is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

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

FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are affected by a number of factors, including timing of orders from and shipments to major customers, availability of materials and components, the volume of orders relative to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers, variations in the mix between consignment and component purchase arrangements with customers, variations in the demand for products in the industries served by the Company and general economic conditions. Operating results can also be significantly influenced by the development and introduction of new products or technologies by the Company's customers, or such customer's competitors, which may materially and adversely affect the demand for the Company's services. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of bookings received during the quarter which can be difficult to forecast.

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

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Due to the factors noted above and elsewhere in this Form 10-K and other filings by the Company with the Securities and Exchange Commission, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry, which often results in volatility of the Company's common stock price.

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 15%, 11% and 9%, respectively, of net sales for its three months ended June 26, 1999. For the three months ended June 27, 1998, the Company's three largest customers accounted for approximately 55%, 10% and 3%, of its net sales. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

UNAVAILABILITY OF COMPONENTS AND MATERIALS. Components and material used by the Company in producing surface mount assemblies and turnkey solutions are purchased by the Company from approved suppliers of its customers. Any failure on the part of these suppliers to deliver required components to the Company or any failure of such components to meet performance requirements could impair the Company's ability to meet scheduled shipment dates and could delay sales of systems by the Company's customers and thereby adversely affect the Company's business, financial condition and results of operations. The Company has in the past experienced shortages of certain types of electronic components, and may experience shortages of certain electronic components that are customer supplied or are in short supply generally within the electronics industry. Component shortages or price fluctuations, to the extent not absorbed by customers under its agreements with the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain components used in a number of the Company's customer programs are obtained from a single source.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's statement of operations.

                                                      Three Months Ended
                                                  -------------------------
                                                   June 26,       June 27,
                                                     1999           1998
                                                  ----------     ----------
Net sales                                              100.0%         100.0%
Cost of sales                                           93.0           93.1
                                                  ----------     ----------
Gross margin                                             7.0            6.9
Selling, general and administrative expenses             5.1            4.0
                                                  ----------     ----------
Income from operations                                   1.9            2.9
Other expense, net                                      (0.7)          (0.4)
                                                  ----------     ----------
Income before income taxes                               1.2            2.5
Provision for income taxes                               0.5            0.9
                                                  ----------     ----------
Net income                                               0.7%           1.6%
                                                  ==========     ==========

NET SALES
Net sales for the first quarter ended June 26, 1999 was $32.0 million, 27.8% below sales in the comparable prior year period of $44.0 million. Sales to new customers partially offset the insourcing of a major program representing 55% of sales in the first quarter of last year.

GROSS PROFIT
Gross profit is affected by, among other factors, the level of sales, product mix, component costs and the level of capacity utilization at the Company's facilities. Primarily as a result of lower sales levels, gross profit for the three months ended June 26, 1999 decreased to $2.2 million from $3.1 million for the three months ended June 27, 1998. The Company's gross margin, gross profit as a percentage of net sales, was at 7.0% in the first quarter of fiscal 2000, versus 6.9% in the first quarter of fiscal 1999. This increase in margin reflected actions taken to achieve aggressive targets in cost management and manufacturing efficiency, as well as, a favorable product mix change.

OPERATING EXPENSES
Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses totaled $1.6 million in the first fiscal quarter versus $1.8 million in the comparable prior year period mainly as a result of continuing cost management and controls. SG&A expenses represented 5.1% of net sales for the three months ended June 26, 1999 compared to 4.0% for the three months ended June 27, 1998 mainly as a result of the lower sales level.

OTHER EXPENSE, NET
Other expense, net for the three months ended June 26, 1999 increased to $228,000 compared to $179,000 for the three months ended June 27, 1998. The change in other expense, net was due to increased interest expense incurred on the Company's outstanding debt.

INCOME TAXES
The provision for income taxes of $147,000 reflects an effective tax rate of 38.0% for the three months ended June 26, 1999 the same effective tax rate for the three month period ended June 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal year 2000, the Company generated $397,000 in cash flows from operating activities. Cash flows from operating activities resulted primarily from the Company's net income and lower inventory levels which offset other changes in operating working capital.

Working capital was $16.3 million and $15.7 million at June 26, 1999 and March 27, 1999 respectively. In addition to the Company's working capital as of June 26, 1999, which included cash and cash equivalents of $7.4 million, the Company also had approximately $11 million available from unused credit facilities.

Capital expenditures during the three months ended June 26, 1999 and 1998 were $171,000 and $545,000, respectively. Management anticipates capital expenditures in fiscal 2000 will approximate the level of capital expenditures made in fiscal 1999. The decrease in capital expenditures was primarily due to certain capital investments made in the prior year associated with the relocation of the manufacturing and administrative facilities in Austin, Texas.

The Company's expenditures on research and development remained stable for the three months ended June 26, 1999 and June 27, 1998 at $45,617 and $46,027, respectively.

The Company does not hold or issue derivative financial instruments in the normal course of business.

During the quarter, the Company had $36 million in credit lines and equipment financing facilities, as follows: (i) a revolving line of credit for $17 million from a commercial bank, (ii) a $3.3 million term loan facility, and (iii) an equipment financing facility for $16 million from a financial services company ($4 million unused at June 26, 1999). There was $9.9 million and $10.1 outstanding under the commercial bank line of credit and $2.5 million and $2.7 outstanding under the term note at June 26, 1999 and March 27, 1999, respectively.

The bank revolving credit facility bore interest at LIBOR plus 1.25% to 1.75% depending upon certain financial ratios and/or prime (such rate determined based upon the amounts and period of loans), matures August 31, 1999 and was secured by certain assets of the Company. The bank facility required the payment of a monthly commitment fee equal to one-eighth of one percent (1/8%) on the unused balance, and borrowings were limited based upon certain collateral availability requirements. The term loan facility bore interest at 9.2% with a maturity of August 31, 2000. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

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

Subsequent to the first quarter ended June 26, 1999, the Company and its existing primary commercial bank signed a new $20 million credit facility. This facility replaces the previous revolving line of credit and term loan facility. The new asset based revolving credit facility bears interest at LIBOR plus 1.75% to 2.75% and/or prime to prime plus 0.75% depending upon certain financial ratios, matures December 31, 1999 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to three-eighths of one percent (3/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements and financial ratios.

Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements through its fiscal year 2000. However, any material acquisitions of complementary businesses, products or technologies could require additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

BACKLOG

The Company's backlog as of June 26, 1999 was approximately $68.2 million compared to approximately $101.6 million as of March 27, 1999. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may in the future result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. For a discussion of these factors affecting the Company's business and prospects, see "Item 1" "Business", "Risk Factors", Variability of Customer Requirements and Fluctuations in Operating Results.

EMPLOYEES

As of June 26, 1999, the Company had approximately 490 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union and the Company believes its employee relations to be satisfactory.

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

                       YEAR 2000 COMPLIANCE PROGRAM STATUS
                               AS OF JUNE 26, 1999

Phase                              Percent Complete   Estimated Completion Date
-----                              ----------------   -------------------------
Assessment of internal changes
  required                               100%                 Complete
Major supplier readiness risk
  assessment                              80%              September 1999
Upgrades of commercial and
  internal applications/products          90%              September 1999


As of June 26, 1999, the Company has spent approximately $70,000 of the currently estimated $80,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Such expenses are being funded through operating cash flows. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

Based on available information, the Company does not believe any material exposure to a significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, and as the program is on schedule to be completed by September 1999, the Company has not formulated a "worst case" scenario or adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company invests its cash in money market funds or instruments which meet high credit quality standards specified by the Company's investment policy. The Company does not use financial instruments for trading or other speculative purposes. The Company's financing facilities are subject to interest rate fluctuations.


PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.

         The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K

         The Company did not file any report on Form 8-K during the three month period ended June 26, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         XETEL CORPORATION

                   Date:  August 6, 1999    By:  /s/ Angelo A. DeCaro, Jr.
                                            ------------------------------
                                                     Angelo A. DeCaro, Jr.
                           President, Chief Executive Officer and Director
                                             (principal executive officer)

                                                 /s/ Richard S. Chilinski
                                                --------------------------
                                                      Richard S. Chilinski
           Vice President, Chief Financial Officer and Assistant Secretary
                              (principal financial and accounting officer)