Form 10-Q
period 1999-09-25
XETEL CORP
filed 1999-11-09
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

As of the close of business on November 3, 1999, 9,372,235 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX




PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheet as of September 25, 1999 and March 27, 1999                                         3

         Statement of Operations for the three and six months ended
             September 25, 1999 and September 26, 1998                                                     4

         Statement of Cash Flows for the three and six months ended
             September 25, 1999 and September 26, 1998                                                     5

         Notes to Financial Statements                                                                     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                        14



PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8k                                                                  14

SIGNATURES                                                                                                15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           September 25,       March 27,
                                                                               1999              1999
                                                                           ------------      ------------
                                                                            (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                             $      7,368      $      7,330
     Trade accounts receivable, net                                              14,721            14,940
     Inventories                                                                 16,971            19,065
     Prepaid expenses and other                                                   1,984             1,833
                                                                           ------------      ------------
         Total current assets                                                    41,044            43,168

Property and equipment, net                                                       6,501             7,233
Deferred tax asset                                                                2,200             2,200
                                                                           ------------      ------------
         TOTAL ASSETS                                                      $     49,745      $     52,601
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                $     11,821      $     12,816
     Notes payable and current portion of long-term debt                         11,425            10,600
     Accrued expenses and other liabilities                                       3,109             4,081
                                                                           ------------      ------------
         Total current liabilities                                               26,355            27,497

Deferred income taxes                                                               183               183
Long-term debt                                                                       --             2,167
Commitments

Stockholders' equity:
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        9,312,807 and 9,212,700 shares issued and 9,306,809 and
        9,206,702 shares outstanding, respectively                               21,998            21,818
     Retained earnings                                                            1,291             1,087
     Deferred compensation                                                          (82)             (151)
                                                                           ------------      ------------
         Total stockholders' equity                                              23,207            22,754
                                                                           ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     49,745      $     52,601
                                                                           ============      ============



The accompanying notes are an integral part of these financial statements.     3

                                XETEL CORPORATION
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                                   Three Months Ended                   Six Months Ended
                                             ------------------------------      ------------------------------
                                             September 25,     September 26,     September 25,     September 26,
                                                 1999              1998              1999              1998
                                             ------------      ------------      ------------      ------------
Net sales                                    $     23,150      $     36,211      $     55,142      $     80,518
Cost of sales                                      21,901            34,824            51,660            76,061
                                             ------------      ------------      ------------      ------------
     GROSS PROFIT                                   1,249             1,387             3,482             4,457
Selling, general and administrative
expenses                                            1,157             1,552             2,776             3,339
                                             ------------      ------------      ------------      ------------
     INCOME (LOSS) FROM OPERATIONS                     92              (165)              706             1,118
Other expense, net                                   (149)             (222)             (377)             (402)
                                             ------------      ------------      ------------      ------------

    (LOSS) INCOME BEFORE INCOME TAXES                 (57)             (387)              329               716

(Benefit) provision for income taxes                  (22)             (147)              125               272
                                             ------------      ------------      ------------      ------------
     NET (LOSS) INCOME                       $        (35)     $       (240)     $        204      $        444
                                             ============      ============      ============      ============

     Basic (loss) earnings per share         $      (0.00)     $      (0.03)     $       0.02      $       0.05
                                             ============      ============      ============      ============

     Basic weighted average
       shares outstanding                           9,288             9,062             9,271             9,035
                                             ============      ============      ============      ============

     Diluted (loss) earnings per
       share                                 $      (0.00)     $      (0.03)     $       0.02      $       0.05
                                             ============      ============      ============      ============

     Diluted weighted average shares
       outstanding                                  9,288             9,062             9,599             9,615
                                             ============      ============      ============      ============



The accompanying notes are an integral part of these financial statements.     4

                                XETEL CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                           Three Months Ended                   Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    September 25,     September 26,     September 25,     September 26,
                                                        1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
Cash flows from operating activities:
   Net (loss) income                                $        (35)     $       (240)     $        204      $        444
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                        487               706               992              1401
        Other recoveries                                    (209)               --              (209)               --
        Recovery of obsolete inventory                       (66)               --               (66)               --
        Deferred compensation                                 34                29                69                48
        Gain on disposal of equipment                         (8)               --                (9)               (8)
   Changes in operating assets and liabilities:
        Trade accounts receivable                          3,632             1,280               428              (499)
        Inventories                                       (2,894)            1,778             2,160            (1,934)
        Prepaid expenses and other                          (177)             (317)             (151)             (309)
        Trade accounts payable                               554            (7,489)             (995)           (6,707)
        Accrued expenses and other
         liabilities                                        (264)               47              (972)            1,080
                                                    ------------      ------------      ------------      ------------
CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                   1,054            (4,206)            1,451            (6,484)

Cash flows from investing activities:
  Purchases of property and equipment                       (148)             (429)             (319)             (974)
  Proceeds from sale of equipment                             67                --                68                 9
                                                    ------------      ------------      ------------      ------------
CASH USED IN INVESTING ACTIVITIES                            (81)             (429)             (251)             (965)

Cash flows from financing activities:
  Net (repayments) borrowings under
  debt agreements                                         (1,017)            4,782            (1,342)            7,357
  Proceeds from stock options
  exercised                                                   48                --                50                51
  Cash proceeds from stock issued
  under employee stock purchase plan                          --                --               130               154
                                                    ------------      ------------      ------------      ------------
CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                                    (969)            4,782            (1,162)            7,562
Increase in cash and cash equivalents                          4               147                38               113
Cash and cash equivalents, beginning
    of period                                              7,364             7,205             7,330             7,239
                                                    ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                   $      7,368      $      7,352      $      7,368      $      7,352
                                                    ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.     5

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1     BUSINESS

XeTel Corporation (the "Company") provides comprehensive and customized manufacturing solutions to original equipment manufacturers primarily in the networking, telecommunications and computer industries. The Company incorporates advanced design and prototype services and complex electronics manufacturing assembly capabilities together with materials management, advanced testing, systems integration and order fulfillment services to provide turnkey solutions for its customers.

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

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position, results of their operations and cash flows for those periods presented. The results of operations for the period ended September 25, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending April 1, 2000. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 27, 1999 as presented in the Company's 10K filed with the SEC.

NOTE 3     TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consist of the following (in thousands):

                                                September 25,       March 27,
                                                    1999              1999
                                                ------------      ------------
                                                (unaudited)
Trade accounts receivable                       $     17,980      $     18,408
Less:  allowance for doubtful accounts                (3,259)           (3,468)
                                                ------------      ------------
                                                $     14,721      $     14,940
                                                ============      ============

NOTE 4     INVENTORIES

Inventories consist of the following (in thousands):

                                                September 25,      March 27,
                                                    1999             1999
                                                ------------     ------------
                                                (unaudited)
Raw materials                                   $     12,637     $     15,262
Work in progress                                       3,847            3,584
Finished goods                                           487              219
                                                ------------     ------------
                                                $     16,971     $     19,065
                                                ============     ============

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


As of September 25, 1999 and March 27, 1999, the Company had allowances for obsolete raw materials of approximately $2,965,000 and $3,031,000, respectively. Cost of sales for the three and six months ended September 25, 1999 and September 26, 1998 include (recoveries) provisions to the allowance for obsolete materials of $(65,789), $2,000 and $(65,789), $126,000, respectively.

NOTE 5     BORROWINGS

During the second quarter ended September 25, 1999, the Company and its existing primary commercial bank signed a new $20 million credit facility. This facility replaces the previous revolving line of credit and term loan facility. The new asset based revolving credit facility bears interest at LIBOR plus 1.75% to 2.75% and/or prime to prime plus 0.75% depending upon certain financial ratios, matures December 31, 1999 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to three-eighths of one percent (3/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements and financial ratios.

NOTE 6     EARNINGS PER COMMON SHARE

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

                                                     Three Months Ended                   Six Months Ended
                                                ------------------------------      -----------------------------
                                                September 25,     September 26,     September 25,    September 26,
                                                    1999              1998              1999             1998
                                                ------------      ------------      ------------     ------------
Basic (loss) earnings per share:
      Weighted average shares
       outstanding                                     9,288             9,062             9,271            9,035
                                                ============      ============      ============     ============
      Net (loss) income                         $        (35)     $       (240)     $        204     $        444
                                                ============      ============      ============     ============
      Basic (loss) earnings per share           $      (0.00)     $      (0.03)     $       0.02     $       0.05
                                                ============      ============      ============     ============

Diluted (loss) earnings per share:
      Weighted average shares
       outstanding                                     9,288             9,062             9,271            9,035
      Common stock equivalents:
       stock options                                      --                --               328              580
                                                ------------      ------------      ------------     ------------
                                                       9,288             9,062             9,599            9,615
                                                ============      ============      ============     ============
      Net (loss) income                         $        (35)     $       (240)     $        204     $        444
                                                ============      ============      ============     ============
      Diluted (loss) earnings per share         $      (0.00)     $      (0.03)     $       0.02     $       0.05
                                                ============      ============      ============     ============

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six-month period ended September 25, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

Founded in 1984, the Company Corporation offers highly customized and comprehensive electronics manufacturing solutions to Fortune 500 and emerging original equipment manufacturers primarily in the networking, telecommunications and computer industries. The Company provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers. The Company incorporates design and prototype services and assembly capabilities, together with materials and supply base management, advanced testing, system integration and order fulfillment services to provide total solutions for its customers. The Company employs approximately 460 people and is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

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

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Due to the factors noted above and elsewhere in this Form 10-Q and other filings by the Company with the Securities and Exchange Commission, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry, which often results in volatility of the Company's common stock price.

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 13%, 11% and 11%, respectively, of net sales for the six months ended September 25, 1999. For the six months ended September 26, 1998, the Company's three largest customers accounted for approximately 46%, 8% and 5%, of its net sales. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

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

                                                   Three Months Ended                       Six Months Ended
                                             -------------------------------       -------------------------------
                                             September 25,      September 26,      September 25,      September 26,
                                                 1999               1998               1999               1998
                                             ------------       ------------       ------------       ------------
Net sales                                           100.0%             100.0%             100.0%             100.0%
Cost of sales                                        94.6               96.2               93.7               94.5
                                             ------------       ------------       ------------       ------------
Gross margin                                          5.4                3.8                6.3                5.5
Selling, general and administrative
expenses                                              5.0                4.3                5.0                4.1
                                             ------------       ------------       ------------       ------------
Income from operations                                0.4               (0.5)               1.3                1.4
Other expense, net                                   (0.7)              (0.6)              (0.7)              (0.5)
                                             ------------       ------------       ------------       ------------
Income before income taxes                           (0.3)              (1.1)               0.6                0.9
Provision for income taxes                           (0.1)              (0.4)               0.2                0.3
                                             ------------       ------------       ------------       ------------
Net (loss) income                                    (0.2)%             (0.7)%              0.4%               0.6%
                                             ============       ============       ============       ============

NET SALES

Net sales for the second quarter ended September 25, 1999 was $23.2 million, 36% below sales in the comparable prior year period of $36.2 million. Sales to new customers partially offset certain discontinued customer programs representing 42% of sales last year, principally a large program brought in-house by a customer.

Net sales for the six months ended September 25, 1999 was $55.1 million, 32% below revenue of $80.5 million in the comparable prior year period. Revenues from new customers partially offset discontinued programs representing 54% of sales last year.

GROSS PROFIT

Gross profit is affected by, among other factors, the level of sales, product mix, component costs and the level of capacity utilization at the Company's facilities. Gross profit for the three months ended September 25, 1999 was $1.2 million versus $1.4 million for the three months ended September 26, 1998. The Company's gross margin, gross profit as a percentage of net sales, increased to 5.4% in the second quarter of fiscal 2000, versus 3.8% in the second quarter of fiscal 1999. This increase in margin reflected actions taken to reduce costs and improve manufacturing efficiency, as well as a favorable product mix change.

Gross profit for the six months ended September 25, 1999 was $3.5 million versus $4.5 million in the comparable year period, primarily as a result of lower sales levels. Gross margin increased to 6.3% compared to 5.5% in the comparable year period. The increase in gross margin primarily represented changes in product mix towards lower material content, higher value added services and cost reduction actions.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses totaled $1.2 million in the second fiscal quarter versus $1.6 million in the comparable prior year period. The decrease is primarily attributed to $.2 million in certain recoveries and continued cost management and controls. SG&A expenses represented 5.0% of net sales for the three months ended September 25, 1999 compared to 4.3% for the three months ended September 26, 1998 largely due to lower sales levels in the current period.

SG&A expenses for the six months ended September 25, 1999 decreased to $2.8 million versus $3.3 million reported for the six months ended September 26, 1998 with the decline due to second quarter recoveries, cost control and lower variable expenses. SG&A expenses represented 5.0% of net sales for the six months ended September 25, 1999 compared to 4.1% of in the prior year largely as a result of lower sales levels.

OTHER EXPENSE, NET

Other expense, net for the three months ended September 25, 1999 decreased to $149,000 compared to $222,000 for the three months ended September 26, 1998. The change in other expense, net was due to decreased interest expense incurred on the Company's outstanding debt. Other expense, net for the six months ended September 25, 1999 was $377,000 compared to $402,000 in the corresponding prior year period. The change in other expense, net is primarily due to the decrease in interest expense incurred on reduced borrowings coupled with a slight decrease in interest income.

INCOME TAXES

The benefit for income taxes of $22,000 reflects an effective tax rate of 38% for the three months ended September 25, 1999, the same effective tax rate for the three month period ended September 26, 1998. The provision for income taxes of $125,000 and $272,000 for the six months ended September 26, 1999 and September 28, 1998, respectively, also reflect an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $1.1 million and $1.5 million in cash flows from operating activities for the three and six months ended September 25, 1999. Cash flows from operating activities during the quarter resulted primarily from lower receivable levels, which offset increased inventory and other changes in operating working capital.

Working capital was $14.7 million and $15.7 million at September 25, 1999 and March 27, 1999 respectively. In addition to the Company's working capital as of September 25, 1999, which included cash and cash equivalents of $7.4 million, the Company also had approximately $12.7 million in unused credit facilities.

Capital expenditures during the three and six months ended September 25, 1999 and September 26, 1998 were $148,000, $429,000, and $319,000, $974,000, respectively. Management anticipates capital expenditures in fiscal 2000 will approximate the level of capital expenditures made in fiscal 1999.

The Company's expenditures on research and development remained stable for the three and six months ended September 25, 1999 and September 26, 1998 at $45,000 and $91,000, respectively.

The Company does not hold or issue derivative financial instruments in the normal course of business.

During the second quarter ended September 25, 1999, the Company and its existing primary commercial bank signed a new $20 million credit facility. This facility replaces the previous revolving line of credit and term loan facility. The new asset based revolving credit facility bears interest at LIBOR plus 1.75% to 2.75% and/or prime to prime plus 0.75% depending upon certain financial ratios, matures December 31, 1999 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to three-eighths of one percent (3/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements and financial ratios. All debt is classified as current to reflect the new agreement.

During the quarter, the Company had $36 million in credit lines and equipment financing facilities ($12.7 million unused), as follows: (i) a revolving line of credit for $20 million from a commercial bank, and (ii) an equipment financing facility for $16 million from a financial services company ($4 million unused at September 25, 1999). There was $11.4 million and $10.1 million outstanding under the commercial bank line of credit at September 25, 1999 and March 27, 1999, respectively. In addition, there was $2.7 million outstanding under a term note at March 27, 1999.

The bank revolving credit facility bore interest at LIBOR plus 1.25% to 1.75% depending upon certain financial ratios and/or prime (such rate determined based upon the amounts and period of loans), matured August 31, 1999 and was secured by certain assets of the Company. The bank facility required the payment of a monthly commitment fee equal to one-eighth of one percent (1/8%) on the unused balance, and borrowings were limited based upon certain collateral availability requirements. The term loan facility bore interest at 9.2% with a maturity of August 31, 2000. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

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

BACKLOG

The Company's backlog as of September 25, 1999 was approximately $85.8 million compared to approximately $68.2 million as of June 26, 1999 and $101.6 million as of March 27, 1999. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may in the future result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. For a discussion of these factors affecting the Company's business and prospects, see "Item 1" "Business", "Risk Factors". Variability of Customer Requirements and Fluctuations in Operating Results".

EMPLOYEES

As of September 25, 1999, the Company had approximately 460 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union and the Company believes its employee relations to be satisfactory.

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


                       YEAR 2000 COMPLIANCE PROGRAM STATUS
                            AS OF SEPTEMBER 25, 1999

Phase                                         Percent Complete       Estimated Completion Date
-----                                         ----------------       -------------------------
Assessment of internal changes required             100%                      Complete
Major supplier readiness risk assessment             95%                   November 1999
Upgrades of commercial and internal
applications/products                                98%                   November 1999

As of September 25, 1999, the Company has spent approximately $75,000 of the currently estimated $80,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Such expenses are being funded through operating cash flows. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

Based on available information, the Company does not believe any material exposure to a significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, and as the program is on schedule to be completed by November 1999, the Company has not formulated a "worst case" scenario or adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

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


PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of stockholders held on August 17, 1999 in Austin, Texas, the Company's stockholders voted on the election of directors. All directors proposed by management were elected.

            Name of Nominee                   Votes in Favor             Votes Against              Abstentions
---------------------------------------------------------------------------------------------------------------------
Sam L. Densmore (Class I Director)              8,760,729                   154,737                    5,000
Alan R. Schuele (Class II Director)             8,760,729                   154,737                    5,000

Broker non-votes amounted to 206,108.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits.

                The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)       Reports on Form 8-K

                The Company did not file any report on Form 8-K during the three or six month period ended September 25, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                               XETEL CORPORATION

                   Date: November 8, 1999          By: /s/ Angelo A. DeCaro, Jr.
                                                   -----------------------------
                                                           Angelo A. DeCaro, Jr.
                                 President, Chief Executive Officer and Director
                                                   (Principal Executive Officer)

                                                        /s/ Richard S. Chilinski
                                                        ------------------------
                                                            Richard S. Chilinski
          Senior Vice President, Chief Financial Officer and Assistant Secretary
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         10.41             Credit Agreement between Registrant and Chase Bank of
                           Texas

         27.1              Financial Data Schedule