Form 10-Q
period 1999-12-25
XETEL CORP
filed 2000-02-08
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

As of the close of business on February 4, 2000, 9,464,933 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                               XETEL CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheet as of December 25, 1999 and March 27, 1999                                           3

         Statement of Operations for the three and nine months ended
             December 25, 1999 and December 26, 1998                                                        4

         Statement of Cash Flows for the three and nine months ended
             December 25, 1999 and December 26, 1998                                                        5

         Notes to Financial Statements                                                                      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                         15



PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8k                                                                   15

SIGNATURES                                                                                                 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               XETEL CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            December 25,
                                                                                1999            March 27, 1999
                                                                          ----------------      ---------------
ASSETS                                                                      (unaudited)

Current assets:
     Cash and cash equivalents                                                    $  7,374            $   7,330
     Trade accounts receivable, net                                                 18,864               14,940
     Inventories                                                                    16,752               19,065
     Prepaid expenses and other                                                      1,943                1,833
                                                                                 ---------            ---------
         Total current assets                                                       44,933               43,168

Property and equipment, net                                                          6,202                7,233
Deferred tax asset                                                                   2,200                2,200
                                                                                 ----------           ---------
         TOTAL ASSETS                                                            $  53,335            $  52,601
                                                                                 ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                      $  13,259            $  12,816
     Notes payable and current portion of long-term debt                            12,781               10,600
     Accrued expenses and other liabilities                                          3,408                4,081
                                                                                 ----------           ---------
         Total current liabilities                                                  29,448               27,497

Deferred income taxes                                                                  183                  183
Long-term debt                                                                          --                2,167
Commitments

Stockholders' equity:
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        9,450,731 and 9,212,700 shares issued and 9,444,733 and
        9,206,702 shares outstanding, respectively                                  22,186               21,818
     Retained earnings                                                               1,565                1,087
     Deferred compensation                                                             (47)                (151)
                                                                                 ----------           ---------
         Total stockholders' equity                                                 23,704               22,754
                                                                                 ----------           ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  53,335            $  52,601
                                                                                 ==========           =========

The accompanying notes are an integral part of these financial statements.

                               XETEL CORPORATION
                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (unaudited)

                                                Three Months Ended                         Nine Months Ended
                                       -------------------------------------      ------------------------------------
                                         December 25,         December 26,         December 25,         December 26,
                                             1999                 1998                 1999                 1998
                                       ----------------     ----------------      ---------------      ---------------
Net sales                                     $  29,425            $  30,590            $  84,567           $  111,108
Cost of sales                                    27,737               29,308               79,397              105,369
                                              ---------            ---------            ---------           ----------
     GROSS PROFIT                                 1,688                1,282                5,170                5,739
Selling, general and administrative
   expenses                                       1,574                1,606                4,559                4,945
Other recoveries                                   (465)                  --                 (674)                  --
                                              ---------            ---------            ---------           ----------
     INCOME (LOSS) FROM OPERATIONS                  579                 (324)               1,285                  794
Other expense, net                                 (137)                (177)                (514)                (579)
                                              ---------            ---------            ---------           ----------

     INCOME (LOSS) BEFORE INCOME
      TAXES                                         442                 (501)                 771                  215

Provision (benefit) for income taxes                168                 (190)                 293                   81
                                              ---------            ---------            ---------           ----------
     NET INCOME (LOSS)                          $   274             $   (311)             $   478              $   134
                                              =========            =========            =========           ==========

     Basic earnings (loss) per share           $   0.03            $   (0.03)            $   0.05             $   0.01
                                              =========            =========            =========           ==========

     Basic weighted average
       shares outstanding                         9,379                9,118                9,307                9,062
                                              =========            =========            =========           ==========

     Diluted earnings (loss) per
       share                                   $   0.03            $   (0.03)            $   0.05             $   0.01
                                              =========            =========            =========           ==========

     Diluted weighted average shares
       outstanding                                9,499                9,118                9,515                9,450
                                              =========            =========            =========           ==========

                               XETEL CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                         ----------------------------    ----------------------------
                                                         December 25,    December 26,    December 25,    December 26,
                                                             1999            1998            1999            1998
                                                         ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                     $        274    $       (311)   $        478    $        134
   Adjustments to reconcile net income
        to net cash (used in) provided by
        operating activities:
        Depreciation and amortization                             472             706           1,464           2,106
        Other recoveries                                         (465)             --            (674)             --
        Deferred compensation                                      35              34             104              83
        Gain on disposal of equipment                              --             (40)             (9)            (48)
Changes in operating assets and liabilities:
        Trade accounts receivable                              (4,053)          4,908          (3,625)          4,409
        Inventories                                               594             565           2,688          (1,369)
        Prepaid expenses and other                                 41              14            (110)           (295)
        Trade accounts payable                                  1,438             231             443          (6,476)
        Accrued expenses and other                                299           1,077            (673)          2,157
            liabilities                                  ------------    ------------    ------------    ------------
CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                                      (1,365)          7,184              86             701
Cash flows from investing activities:
   Purchases of property and equipment                           (173)           (365)           (492)         (1,340)
   Proceeds from sale of equipment                                 --             129              68             138
                                                         ------------    ------------    ------------    ------------
CASH USED IN INVESTING ACTIVITIES                                (173)           (236)           (424)         (1,202)
Cash flows from financing activities:
   Net borrowings (repayments)
     under debt agreements                                      1,356          (7,127)             14             230
   Proceeds from stock options
     exercised                                                    104              --             154              51
   Cash proceeds from stock issued under employee
      stock purchase plan                                          84             136             214             290
                                                         ------------    ------------    ------------    ------------
CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                      1,544          (6,991)            382             571
Increase (decrease) in cash and cash
      equivalents                                                   6             (43)             44              70
Cash and cash equivalents,
      beginning of period                                       7,368           7,352           7,330           7,239
                                                         ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                       $      7,374    $      7,309    $      7,374    $      7,309
                                                         ============    ============    ============    ============


The accompany notes are an integral part of these financial statements.      5

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

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position, results of their operations and cash flows for those periods presented. The results of operations for the period ended December 25, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending April 1, 2000. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 27, 1999 as presented in the Company's 10K filed with the SEC.

NOTE 3 OTHER RECOVERIES

The components of Other recoveries included in the Statement of Operations and Cash Flows for the three and nine months ended December 25, 1999 are as follows (unaudited, in thousands):


                                       Three Months   Nine Months
                                          Ended          Ended
                                       ------------   -----------
Recoveries of doubtful accounts        $         90   $       299
Recoveries of obsolete inventory                375           375
                                       ------------   -----------
                                       $        465   $       674
                                       ============   ===========

NOTE  4     TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consist of the following (in thousands):

                                              December 25,      March 27,
                                                   1999            1999
                                              ------------    ------------
                                              (unaudited)
Trade accounts receivable                     $     22,033    $     18,408
Less: allowance for doubtful accounts               (3,169)         (3,468)
                                              ------------    ------------
                                              $     18,864    $     14,940
                                              ============    ============

NOTE 5 INVENTORIES

Inventories consist of the following (in thousands):

                        December 25,      March 27,
                           1999             1999
                        ------------   ------------
                        (unaudited)
Raw materials           $     12,225   $     15,262
Work in progress               4,265          3,584
Finished goods                   262            219
                        ------------   ------------
                        $     16,752   $     19,065
                        ============   ============


As of December 25, 1999 and March 27, 1999, the Company had allowances for obsolete raw materials of approximately $2,590,000 and $3,031,000, respectively. Cost of sales for the three and nine months ended December 25, 1999 and December 26, 1998 include (recoveries) provisions to the allowance for obsolete materials of $(375,000), $0 and $(441,000), $126,000, respectively.

NOTE 6 BORROWINGS

During the third quarter ended December 25, 1999, the Company and its primary commercial bank extended the existing $20 million credit facility through March 31, 2000. The asset based revolving credit facility bears interest at LIBOR plus 1.75% to 2.75% and/or prime to prime plus 0.75% depending upon certain financial ratios and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to three-eighths of one percent (3/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements and financial ratios.

NOTE 7 EARNINGS PER COMMON SHARE

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

                                XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                     -----------------------------    -----------------------------
                                                      December 25,    December 26,     December 25,    December 26,
                                                         1999             1998             1999            1998
                                                     -------------   -------------    -------------   -------------
Basic earnings (loss) per share:
      Weighted average shares
        outstanding                                          9,379           9,118            9,307           9,062
                                                     -------------   -------------    -------------   -------------
      Net income (loss)                              $         274   $        (311)   $         478   $         134
                                                     -------------   -------------    -------------   -------------
      Basic earnings (loss) per share                $        0.03   $       (0.03)   $        0.05   $        0.01
                                                     -------------   -------------    -------------   -------------

Diluted earnings (loss) per share:
      Weighted average shares outstanding                    9,379           9,118            9,307           9,062
      Common stock equivalents:
        stock options                                          120            --                208             388
                                                     -------------   -------------    -------------   -------------

                                                             9,499           9,118            9,515           9,450
                                                     -------------   -------------    -------------   -------------
      Net income (loss)                              $         274   $        (311)   $         478   $         134
                                                     -------------   -------------    -------------   -------------
      Diluted earnings (loss) per share              $        0.03   $       (0.03)   $        0.05   $        0.01
                                                     -------------   -------------    -------------   -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this document contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in our markets and strategic focus; new products and services and product technologies and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth certain factors that could cause actual results to differ materially from these statements and elsewhere.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine-month period ended December 25, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

Founded in 1984, the Company offers highly customized and comprehensive electronics manufacturing solutions to Fortune 500 and emerging original equipment manufacturers primarily in the networking, telecommunications and computer industries. The Company provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers. The Company incorporates design and prototype services and assembly capabilities, together with materials and supply base management, advanced testing, system integration and order fulfillment services to provide total solutions for its customers. The Company employs approximately 490 people and is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's statement of operations.


                                                        Three Months Ended                           Nine Months Ended
                                                ----------------------------------          ----------------------------------
                                                December 25,          December 26,          December 25,          December 26,
                                                   1999                  1998                   1999                  1998
                                                ------------          ------------          ------------          ------------
Net sales                                              100.0%                100.0%                100.0%                100.0%
Cost of sales                                           94.3                  95.8                  93.9                  94.8
                                                ------------          ------------          ------------          ------------
Gross margin                                             5.7                   4.2                   6.1                   5.2
Selling, general and administrative
expenses                                                 5.3                   5.3                   5.4                   4.5
Other recoveries                                        (1.6)                   --                  (0.8)                   --
                                                ------------          ------------          ------------          ------------
Income (loss) from operations                            2.0                  (1.1)                  1.5                   0.7
Other expense, net                                      (0.5)                 (0.6)                 (0.6)                 (0.5)
                                                ------------          ------------          ------------          ------------
Income before income taxes                               1.5                  (1.6)                  0.9                   0.2
Provision for income taxes                               0.6                  (0.6)                  0.3                   0.1
                                                ------------          ------------          ------------          ------------
Net income (loss)                                        0.9%                 (1.0)%                 0.6%                  0.1%
                                                ============          ============          ============          ============

NET SALES

Net sales for the third quarter ended December 25, 1999 was $29.4 million, 3.8% below sales in the comparable prior year period of $30.6 million. New customers largely replaced certain discontinued programs; principally a large program brought in-house by a customer as a part of its restructuring last year. These discontinued programs represented approximately 23% of sales in the prior year's third quarter.

Net sales for the nine months ended December 25, 1999 was $84.6 million, 23.9% below revenue of $111.1 million in the comparable prior year period. Revenues from new customers partially offset discontinued programs representing 46% of sales last year.

GROSS PROFIT

Gross profit is affected by, among other factors, the level of sales, product mix, component costs and the level of capacity utilization at the Company's facilities. Gross profit for the three months ended December 25, 1999 was $1.7 million versus $1.3 million for the three months ended December 26, 1998. The Company's gross margin, gross profit as a percentage of net sales, increased to 5.7% in the third quarter of fiscal 2000, versus 4.2% in the third quarter of fiscal 1999. The improved in gross profit margin is the results of actions taken to reduce costs and improve manufacturing efficiency.

Gross profit for the nine months ended December 25, 1999 was $5.2 million versus $5.7 million in the comparable year period, primarily as a result of lower sales levels. Gross margin increased to 6.1% compared to 5.2% in the comparable year period. The favorable change in gross profit margin reflected changes in product mix towards lower material content programs, higher value added services and cost reduction actions.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses remained even at $1.6 million in the third quarter of both fiscal periods. SG&A expenses remained consistent at 5.3% of net sales for the three months ended December 25, 1999 and December 26, 1998. Other recoveries of $465,000 were associated with a work out plan negotiated with a certain customer including strengthened credit terms. The work out plan calls for a recovery of amounts due the Company in the form of interest, accounts receivable and inventory. Interest is being applied to amounts due the Company and subsequently to interest income at such time, if ever, amounts due are fully recovered.

SG&A expenses for the nine months ended December 25, 1999 decreased to $4.6 million versus $4.9 million reported for the nine months ended December 26, 1998 with the decline due to cost control and lower variable expenses. SG&A expenses represented 5.4% of net sales for the nine months ended December 25, 1999 compared to 4.5% of in the prior year largely as a result of lower sales levels. Recoveries associated with a work out plan with a certain company totaled $674,000.

OTHER EXPENSE, NET

Other expense, net for the three months ended December 25, 1999 decreased to $137,000 compared to $177,000 for the three months ended December 26, 1998. The change in other expense, net was due to decreased interest expense incurred on the Company's outstanding debt. Other expense, net for the nine months ended December 25, 1999 was $514,000 compared to $579,000 in the corresponding prior year period. The change in other expense, net is primarily due to the decrease in interest expense incurred on reduced borrowings.

INCOME TAXES

The provision (benefit) for income taxes of $168,000 and $(190,000) for the three months ended December 25, 1999 and December 26, 1998, respectively, reflect an effective tax rate of 38%. The provision for income taxes of $293,000 and $81,000 for the nine months ended December 25, 1999 and December 26, 1998, respectively, also reflect an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1.4 million and generated $86,000 in cash flows from operating activities for the three and nine months ended December 25, 1999. Cash flows used in operating activities during the third quarter primarily resulted from higher receivable balances associated with higher sequential sales levels; these were partially offset by other changes in operating working capital.

Working capital was $15.5 million and $15.7 million at December 25, 1999 and March 27, 1999 respectively. In addition to the Company's working capital as of December 25, 1999, which included cash and cash equivalents of $7.4 million, the Company also had approximately $11 million in unused credit facilities.

Capital expenditures during the three and nine months ended December 25, 1999 and December 26, 1998 were $173,000, $492,000, and $365,000, $1.3 million, respectively. Management anticipates capital expenditures in fiscal 2000 will approximate the level of capital expenditures made in fiscal 1999.

The Company's expenditures on research and development remained relatively consistent for the three months ended December 25, 1999 and December 26, 1998 at $43,000 and $47,000, respectively.

The Company does not hold or issue derivative financial instruments in the normal course of business.

On August 2, 1999, the Company and its existing primary commercial bank signed a $20 million credit facility. This facility replaces the previous revolving line of credit and term loan facility. The new asset based revolving credit facility bears interest at LIBOR plus 1.75% to 2.75% and/or prime to prime plus 0.75% depending upon certain financial ratios and is secured by certain assets of the Company. The maturity of the bank facility was extended through March 31, 2000. The bank facility requires the payment of a monthly commitment fee equal to three-eighths of one percent (3/8%) on the unused balance, and borrowings are limited based upon certain collateral availability requirements and financial ratios. All debt is classified as current to reflect the new agreement.

During the quarter, the Company had $36 million in credit lines and equipment financing facilities ($11 million unused), as follows: (i) a revolving line of credit for $20 million from a commercial bank, and (ii) an equipment financing facility for $16 million from a financial services company ($4 million unused at December 25, 1999). There was $12.8 million and $10.1 million outstanding under the commercial bank line of credit at December 25, 1999 and March 27, 1999, respectively. In addition, there was $2.7 million outstanding under a term note at March 27, 1999.

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

Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements through its fiscal year 2000 and is renegotiating its revolving line of credit. However, any material acquisitions of complementary businesses, products or technologies could require additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

BACKLOG

The Company's backlog as of December 25, 1999 was approximately $96.2 million compared to approximately $85.8 as of September 25, 1999, $68.2 million as of June 26, 1999 and $101.6 million as of March 27, 1999. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may in the future result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. For a discussion of these factors affecting the Company's business and prospects, see "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities".

EMPLOYEES

As of December 25, 1999, the Company had approximately 490 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union and the Company believes its employee relations to be satisfactory.

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

                       YEAR 2000 COMPLIANCE PROGRAM STATUS
                             AS OF DECEMBER 25, 1999


Phase                                                                Percent Complete                     Estimated Completion Date
-----                                                                ----------------                     -------------------------
Assessment of internal changes required                                    100%                                   Complete
Major supplier readiness risk assessment                                   100%                                   Complete
Upgrades of commercial and internal
applications/products                                                       99%                               December 31, 1999


As of December 25, 1999, the Company has spent approximately $89,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Such expenses are being funded through operating cash flows. The Company has utilized the

Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

Based on available information, the Company does not believe any material exposure to a significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, and as the program is on schedule to be completed by March, 2000, the Company has not formulated a "worst case" scenario or adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

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

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 14%, 13% and 10%, respectively, of net sales for the nine months ended December 25, 1999. For the nine months ended December 26, 1998, the Company's three largest customers accounted for approximately 39%, 7% and 7%, of its net sales. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

UNAVAILABILITY OF COMPONENTS AND MATERIALS. Components and materials used by the Company in producing surface mount assemblies and turnkey solutions are purchased by the Company from approved suppliers of its customers. Any failure on the part of these suppliers to deliver required components to the Company or any failure of such components to meet performance requirements could impair the Company's ability to meet scheduled shipment dates and could delay sales of systems by the Company's customers and thereby adversely affect the Company's business, financial condition and results of operations. The Company has in the past experienced shortages of certain types of electronic components, and may experience shortages of certain electronic components that are customer supplied or are in short supply generally within the electronics industry. Component shortages or price fluctuations, to the extent not absorbed by customers under its agreements with the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain components used in a number of the Company's customer programs are obtained from a single source.

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

YEAR 2000 COMPLIANCE. The Company began a Year 2000 data assessment project in fiscal 1998 to address all necessary code changes, testing and implementation for all of its systems. Many of the Company's business and operating systems are currently Year 2000 compliant, and therefore, the Company is undertaking additional efforts to identify and modify those systems, which may not be Year 2000 compliant. Anticipated spending for the Year 2000 date conversion project will be expensed as incurred or new software will be capitalized and amortized over the software's useful life and is not expected to have a significant impact on the Company's results of operations. Project completion is planned during January, 2000 as described above. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continuous availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

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

(b)  Reports on Form 8-K

         The Company did not file any report on Form 8-K during the three or nine month period ended December 25, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 XETEL CORPORATION

Date: February 4, 2000           By:   /s/ Angelo A. DeCaro, Jr.
                                    --------------------------------------------
                                           Angelo A. DeCaro, Jr.
                                 President, Chief Executive Officer and Director
                                      (Principal Executive Officer)


                                        /s/ Richard S. Chilinski
                                 -----------------------------------------------
                                            Richard S. Chilinski
                                 Senior Vice President, Chief Financial Officer
                                           and Assistant Secretary
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
 27.1                 Financial Data Schedule