Form 10-K405
period 2000-04-01
XETEL CORP
filed 2000-06-02
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                   (Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the fiscal year ended April 1, 2000,

                                       or

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

At May 26, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,121,320 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock). At May 26, 2000, there were 9,533,388 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

ITEM 1.   BUSINESS

THE COMPANY

In addition to the historical information contained herein, the discussion in this Form 10-K contains "forward-looking" statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and expansion, future operating results, developments in the Company's markets and strategic focus, and new production processes and capabilities. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section "Risk Factors".

XeTel Corporation ("XeTel" or the "Company") provides comprehensive and customized manufacturing solutions to original equipment manufacturers ("OEMs") primarily in the networking, computer and telecommunications industries. The Company holds ISO 9002 and BABT certifications. The Company's design and prototype services support customers in the product development phase and assist in their efforts to reduce time to market and time to volume as well as production costs. In its assembly operations, the Company employs advanced surface mount technologies and manufacturing processes and has developed production capabilities using advanced packaging technologies such as flip chip and chip-scale packages ("CSP"). The Company incorporates its design and prototype services and assembly capabilities, together with materials management, advanced testing, systems integration and order fulfillment services, to provide turnkey solutions for its customers. The Company believes that as a result of providing design and prototype services, it is well positioned to provide other value added manufacturing services for products through production volumes. The Company believes that its turnkey operations provide its customers with access to advanced manufacturing capabilities, quick turnaround, greater production flexibility and shorter delivery cycles. The Company's principal OEM customers include Cielo Communications, Crossroads Systems, Efficient Networks, Ericsson, General Instrument, Intel, Micro Motion (a subsidiary of Emerson Electric), Motorola (various divisions), Pathlight Technology, SBE, Sony Electronics, Titan Wireless, TouchStar Technologies (a subsidiary of the Williams Companies) and Visual Networks. The Company is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

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

FLUCTUATIONS IN OPERATING RESULTS. XeTel's operating results are affected by a number of factors, including the timing of orders from and shipments to major customers, availability of materials and components, the volume of orders relative to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers, variations in the mix between consignment and component purchase arrangements with customers, variations in the demand for products in the industries served by the Company and general economic conditions. Operating results can also be significantly influenced by the development and introduction of new products or technologies by the Company's customers, or such customer's competitors, which may materially and adversely affect the demand for the Company's services. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. In the absence of substantial backlog, quarterly sales and operating results depend on the volume and timing of bookings received during the quarter which can be difficult to forecast. Backlog fluctuations affect the Company's ability to plan production and inventory levels, which could lead to fluctuations in operating results. Variations in the size and delivery schedules of purchase orders received by the Company, changes in customers' delivery requirements, or the rescheduling or cancellation of orders and commitments, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future operating results.

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

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. For the fiscal year ended April 1, 2000 ("fiscal 2000"), the Company's three largest customers accounted for approximately 13%, 12% and 10%, of its net sales. The Company's three largest customers accounted for approximately 32%, 8% and 7%, respectively, of net sales for its fiscal year ended March 27, 1999 ("fiscal 1999"). The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

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

MANAGEMENT OF GROWTH AND EXPANSION. The Company's design, prototype, assembly and turnkey business has grown rapidly in recent years and the Company has expanded its operations to multiple locations primarily through acquisitions. This growth has increased the Company's fixed costs and required it to hire additional personnel. Furthermore, the Company plans to establish additional regional manufacturing services centers, which will increase the Company's fixed costs, and will require additional personnel. A continuing period of rapid growth, including additional geographic expansion and acquisitions, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to manage its existing resources more efficiently, to continue to invest in its operations, including its financial and management information systems and internal process controls, and to retain, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and its ability to retain key personnel could be materially and adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.


INDUSTRY OVERVIEW

The electronics manufacturing services market emerged over 20 years ago as a result of the need by OEMs to utilize additional manufacturing sources for excess production capacity when in-house capacity was insufficient to meet product demand. Small, local manufacturers were often used by OEMs for temporary and unpredictable capacity overruns and for specialty work, when required. As a result of the capital intensive requirements of the manufacturing process and the demand for more complex and sophisticated technologies, outsourcing by OEMs has continued to gain acceptance. Today, many OEMs consider the electronics manufacturing services industry an integral part of their business and manufacturing strategy and have established long-term relationships with electronics manufacturers. As a result, the electronics manufacturing services industry has experienced significant growth. The Institute for Interconnecting and Packaging Electronic Circuits ("IPC") estimates electronics manufacturing services in North America totaled $27.4 billion in 1999, 84% of which was attributable to the approximately 24 companies in the industry that achieved net sales in 1999 of over $100 million. According to IPC, sales for companies in the electronics manufacturing services industry have grown at an average rate of 18% per year since 1984, and will continue to grow through 2003 at an average rate of 21% per year.

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


XETEL STRATEGY

The Company's objective is to establish and expand long-term relationships with OEMs of advanced electronics products primarily in the networking, computer telecommunications and industrial/medical industries by providing a wide range of sophisticated design, engineering and manufacturing services. In order to attain this goal and assist customers in continually improving time to market and time to volume production, the Company's strategy includes the following elements:

IMPLEMENT ADVANCED MANUFACTURING PROCESS TECHNOLOGIES. To meet anticipated long-term market demands, the Company has invested and intends to continue to invest in advanced manufacturing process technologies. The Company expects that it will continue to work closely with its customers to identify and implement the next-stage process technologies needed for the design and manufacture of complex new products. The Company will continue to expand its capabilities in leading surface mount technologies, such as fine pitch surface mount, and intends to further develop its capabilities in CSP. Moreover, the Company plans to devote additional resources to the development of capabilities in chip-on-board ("COB") process technologies.

DEVELOP DESIGN, PROTOTYPE AND MANUFACTURING SERVICES CENTERS IN TARGETED GEOGRAPHIC AREAS. XeTel has expanded the range of its value added services to include design, prototype and preproduction services, volume production, testing, system integration, and order fulfillment. By offering these services, the Company believes it is well positioned with its customers to provide value added manufacturing of their products through production volumes. The Company currently operates full service manufacturing centers in Austin and Dallas, Texas and San Ramon, California and plans to establish additional design, prototype and manufacturing service centers in other geographic areas which have a high current customer concentration, or in certain other targeted geographic markets. This expansion may be implemented by acquisitions of existing companies or the commencement of new operations in these areas. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company's business, financial condition and results of operations or that any such acquisition will enhance the Company's business.

EXPAND STATE-OF-THE-ART MANUFACTURING CAPACITY. During fiscal 1998, the Company relocated its Austin manufacturing and administrative operations to new facilities totaling 145,000 square feet. To support higher demand levels, the Company increased its investments in advanced test, surface mount and other equipment during fiscal 1998. During fiscal 2000, the Company, in response to changed market conditions, sublet approximately 25,000 square feet of office space. The Company expects to continue to expand its manufacturing facilities with state-of-the-art equipment and retain additional personnel to increase its production capacity and enhance its customer service as required by additional demand levels.

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

DESIGN AND PROTOTYPE SERVICES. As XeTel's customers experience greater competition and shorter product life cycles in their respective industries, XeTel has responded by expanding its design, prototype and preproduction services. The Company's engineers work closely with customers to design products that will meet customers' specifications for functionality and reliability, while providing optimal manufacturability under planned production requirements. By applying its computer-aided design and manufacturing capabilities and quick turnaround techniques in manufacturing and surface mount assembly to the design and prototype of a customer's product, the Company's engineering team assists the customer in improving the manufacturability and performance reliability of the product, thereby reducing production time and costs. Following completion of the design and engineering of a product, the Company can, as requested by the customer, manufacture prototypes or preproduction versions of the product. The Company believes that as a result of its involvement in the design and prototype of a customer's product, it is well positioned to provide value added manufacturing of the product through production volumes.

SURFACE MOUNT ASSEMBLY SERVICES. XeTel has made a substantial investment in specialized equipment, which includes 17 SMT machines, GenRad and HP testers, HP xray laminography, BGA xray, optical inspection and nitrogen atmosphere reflow soldering machines. In addition, the Company employs advanced manufacturing processes, including sophisticated surface mount technologies ("SMT"). SMT has generally replaced pin-through-hole technology as the preferred method for printed circuit board assemblies. Using SMT, the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes, thereby accommodating a substantially greater component density than can be achieved with pin-through-hole technology. This permits a reduction in the size of the printed circuit board which, in turn, enhances the performance of the product and can reduce the costs of materials. Advanced surface mount technologies, which include double-sided component attachment and fine pitch SMT component placement, have further increased the component density and reduced the printed circuit board size. Double-sided component attachment consists of SMT components placed on both sides of the printed circuit board, and fine pitch SMT involves placing components with tightly spaced leads, typically less than 30 mil lead-to-lead spacing. Currently, the most common fine pitch surface mount device is a quad flat pack ("QFP"), which is a device with tightly spaced leads around the periphery. Substantially all of the printed circuit boards assembled by the Company utilize SMT, and an increasing percentage employ fine pitch SMT and double-sided SMT attachment. In addition, XeTel continues to devote resources to develop new process technologies to support customer requirements.

XeTel has integrated BGA, CSP and flip-chip placement capabilities into its manufacturing processes. A BGA, CSP or a flip-chip component has leads arrayed on the underside of the component, which supports higher speed devices and results in better assembly yields than fine pitch surface mount placement. XeTel is currently directing additional resources into the further deployment of COB technology. Two methods of COB technology exist: direct chip attachment ("DCA") and wirebonding. Specifically, DCA (commonly known as "flip-chip") involves placing the chip (or integrated circuit) with the leads facing down so that the electrical interconnects are in direct contact with the printed circuit board. In comparison, wirebonding involves sequentially bonding wires from the chip leads to the printed circuit board.

TURNKEY SOLUTIONS. To meet the diverse requirements and specifications of its customers, the Company has broadened the range of its electronics manufacturing services to provide comprehensive turnkey solutions. The Company's turnkey solutions generally consist of product design and prototype, component procurement, utilization of the components to manufacture printed circuit board assemblies, testing, systems integration services, order fulfillment and distribution to the OEM or directly to its customers. The Company's testing services include test development, board-level in-circuit testing and functional and environmental stress screening of both board-level and system-level products.

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

MATERIALS MANAGEMENT. XeTel's materials management organization focuses on supply base and inventory management. The Company's services include planning, purchasing and warehousing of electronic components. XeTel's materials management system combines traditional approaches such as MRP II with responsive procurement strategies, including just-in-time inventory management techniques and dock-to-stock shipments from qualified suppliers. XeTel actively manages its materials pipeline and supplier base to enable the Company's customers to adjust production requirements within established frameworks. The Company maintains more than one supply source wherever possible, however, components for certain major OEM contracts are only obtainable from a single source. The Company's computer integrated information systems facilitate the tracking of components and materials from forecast to delivery, thus enabling the Company to efficiently procure components and materials, determine inventory levels by customer and monitor the flow of parts through each major step of the production process. The Company provides its customers with flexible inventory arrangements, including in certain circumstances the acceptance of components on a consignment basis, or the purchase of components in advance of lengthy manufacturing programs. An interruption or loss of any such component supply could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CUSTOMERS AND MARKETING

XeTel has over 16 years of experience in the electronics manufacturing services industry. The Company serves a diversified customer base consisting of approximately 120 customers spread over a variety of growing industries, including the networking, computer, telecommunications and industrial/medical industries.

Although XeTel serves a large and varied group of customers, a substantial portion of the Company's sales are derived from a small number of customers. Three customers, Visual Networks, Cielo Communications, and Crossroads Systems, accounted for approximately 13%, 12% and 10% of net sales for fiscal 2000, respectively. Three of the Company's customers, Motorola SD, Intel, and Real 3-D, accounted for 32%, 8% and 7% of the Company's net sales for fiscal 1999, respectively. In addition, the Company's fifteen largest customers (including the top three customers) collectively accounted for approximately 76% of the Company's net sales during fiscal 2000. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's customers typically enter into a manufacturing services agreement ("MSA") with XeTel to provide the general terms and conditions applicable to purchase orders delivered to the Company. A MSA is not an authorization for the Company to provide services or ship product, but provides the contractual framework for the future relationship between the parties. Although the terms of MSAs will vary from customer to customer depending on the particular requirements of each customer, the Company's standard MSA provides that (i) the Company will provide price quotations for services to the customer, (ii) if the customer determines to proceed with ordering services based on such price quotations, the customer then will provide a purchase order to the Company and
(iii) the Company may then accept such purchase order, at which time the Company is authorized to ship product or provide services in accordance with the terms of the purchase order and MSA. Upon execution of a MSA, the customer will typically provide the Company with a binding purchase order for required deliveries for a minimum of 90 days, and will further provide a non-binding forecast (with the exception of customer material liability) of its requirements for an additional 180 to 270 day period, updated monthly. In the event of the modification or cancellation of a purchase order or forecast changes within lead times, the customer is generally liable for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such modification or cancellation. MSAs typically are terminable by either party upon 120 days prior written notice to the other for convenience or within 30 days prior written notice to the other for cause. Significant cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, have in the past adversely affected the Company's business, financial condition and results of operations and could have a material adverse effect on the Company's business, financial condition and results of operations in the future.

The Company markets its services through its sales and marketing organization and its customer support and service organization. The Company also utilizes independent sales representative organizations located in the major electronics market areas in the United States to develop new customer introductions and generate new orders from existing customers.


COMPETITION


XeTel competes in the electronics manufacturing services industry which is highly fragmented and is characterized by intense competition. The Company competes against numerous domestic independent electronics manufacturers, including ACT Manufacturing, Benchmark Electronics, Celestica, Flextronics, IEC Electronics, Jabil Circuit, SCI Systems, Solectron and numerous regional manufacturers. Certain of these competitors have substantially greater manufacturing, financial and marketing resources than the Company. In addition, the Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. Current and prospective customers continually evaluate the merits of manufacturing products internally and will from time to time offer manufacturing services to third parties in order to utilize excess capacity. During downturns in the electronics industry, OEMs may become more price sensitive.

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


BACKLOG


The Company's backlog as of April 1, 2000 was approximately $107.8 million compared to approximately $101.6 million as of March 27, 1999. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may in the future result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. See "Risk Factors - Variability of Customer Requirements; Absence of Long-Term Purchase Orders" and "- Fluctuations in Operating Results."


EMPLOYEES


As of April 1, 2000, the Company had approximately 540 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union and the Company believes its employee relations to be satisfactory.

The Company's success depends to an extent upon the continued services of several key employees. The loss of key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.


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

ACQUISITIONS

In July 1996, the Company acquired Maxtron Corporation located in Dallas, Texas. Maxtron was a contract manufacturer focusing on high complexity, custom assemblies. In December 1996, the Company acquired the manufacturing operations of SBE, Inc. located in San Ramon, California. Under the asset purchase agreement related to the SBE, Inc. transaction, the Company acquired all manufacturing activities, including production. The companies have entered into a long term purchasing agreement under which SBE, Inc. has agreed to purchase contract manufacturing services from the Company. The Company believes these acquisitions have further established and expanded the Company's long-term relationships with OEM's of advanced electronic products in targeted geographic areas.

ITEM 2.   PROPERTIES

XeTel holds a lease for 145,000 square feet of space in Austin, Texas for its executive offices and manufacturing operations of which approximately 25,000 of office space has been sublet. Additional leased manufacturing plants are located in Dallas, Texas (25,000 square feet) and San Ramon, California (25,000 square feet).

A disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, theft, government intervention or a natural disaster, such as fire, earthquake, or flood, could cause the Company to curtail or suspend its manufacturing operations and consequently have a material adverse effect on the Company.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDERS

COMMON STOCK INFORMATION

The following table sets forth the quarterly high and low per share closing sales prices of the Company's common stock by quarter for fiscal 2000 and fiscal 1999 as reported by the Nasdaq National Market. The Company's common stock is quoted on the Nasdaq National Market under the symbol "XTEL".


                                          2000                      1999
                                    ----------------          -----------------
QUARTER                             HIGH         LOW          HIGH          LOW
                                    ----         ---          ----          ---
First                              $2.938       $1.750       $6.375       $ 3.75

Second                              2.625        1.625        5.125        2.625

Third                               2.000        1.250        3.000        2.000

Fourth                              5.125        1.313        3.000        1.938

XeTel has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. As of May 26, 2000, the approximate number of shareholders of record was 2,065 based upon information obtained from the Company's transfer agent.


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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Fiscal Year Ended
                                         --------------------------------------------------------------------
                                          April 1,      March 27,      March 28,      March 29,     March 30,
STATEMENT OF OPERATIONS DATA:               2000          1999            1998          1997          1996
                                         ---------      ---------      ---------      ---------     ---------
Net sales                                $ 117,743      $ 135,713      $ 112,685      $  90,453     $ 117,846
Cost of sales                              110,161        130,249        105,171         83,442       102,605
                                         ---------      ---------      ---------      ---------     ---------

Gross profit                                 7,582          5,464          7,514          7,011        15,241
Selling, general and administrative
expenses                                     6,176          6,539          6,469          6,573         5,875
Other (recoveries) charges                  (1,854)         6,855             --             --            --
                                         ---------      ---------      ---------      ---------     ---------

Income (loss) from operations                3,260         (7,930)         1,045            438         9,366
Other (expense) income, net                   (787)          (712)           (30)           268          (605)
                                         ---------      ---------      ---------      ---------     ---------

Income (loss) before income taxes            2,473         (8,642)         1,015            706         8,761

Provision (benefit) for income taxes           935         (3,104)           386            257         3,106
                                         ---------      ---------      ---------      ---------     ---------

Net income (loss)                        $   1,538      $  (5,538)     $     629      $     449     $   5,655
                                         =========      =========      =========      =========     =========
Basic earnings (loss) per share          $    0.16      $   (0.61)     $    0.07      $    0.05     $    0.85
                                         =========      =========      =========      =========     =========
Basic weighted average shares
outstanding                                  9,349          9,096          8,863          8,709         6,673
                                         =========      =========      =========      =========     =========

Diluted earnings (loss) per share        $    0.16      $   (0.61)     $    0.07      $    0.05     $    0.76
                                         =========      =========      =========      =========     =========
Diluted weighted average shares
outstanding                                  9,608          9,096          9,532          9,575         7,411
                                         =========      =========      =========      =========     =========


BALANCE SHEET DATA:

Working capital                          $  24,689      $  15,671      $  20,953      $  20,384     $  20,560

Total assets                                64,721         51,783         58,806         39,802        45,156
Notes payable and current portion of
long-term debt                               7,120         10,600          5,800             --            --

Long-term debt, less current portion         7,591          2,167          2,667             42            --

Stockholders' equity                     $  24,832      $  22,754      $  27,744      $  26,661     $  24,922
                                         =========      =========      =========      =========     =========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the risk factors set forth above and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

XeTel was founded in 1984. In 1986, Rohm U.S.A., Inc. ("Rohm"), a subsidiary of Rohm Co., Ltd., Japan, a diversified electronics company, acquired a controlling interest in the Company. Since its inception, the Company has manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. In a number of cases, such services were rendered during periods in which customers were experiencing fluctuations in demand for their products. During such periods, the Company's net sales and operating results were subject to significant fluctuations that often were tied to the market demand for its customers' products, competitive factors and the customers' need to utilize independent manufacturers to maintain sufficient product supply to meet such demand. Such fluctuations are expected to continue to affect the demand for the Company's services.

Annual and/or quarterly gross margins and operating results are also affected by the level of capacity utilization of manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. XeTel generally has idle capacity and reduced operating margins during periods of lower volume.

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

The development and growth of the Company's business has generally followed the trend by OEMs in the electronics industry to outsource all or a portion of their manufacturing requirements. Recognizing the benefits offered by using independent manufacturers, OEMs in the electronics industry have increasingly relied on independent manufacturers not only as a source of additional manufacturing capacity during periods of fluctuating demand, but as the primary source for their manufacturing and assembly needs. In addition, the Company has developed competencies in additional areas where it can add value to its customers' requirements, such as design, prototype, systems integration and order fulfillment, and has sought to use such competencies to forge long-term relationships as a single source provider of turnkey solutions for its customers. During fiscal 1997, XeTel acquired two full-service manufacturing services centers in Dallas, Texas and San Ramon, California to further establish and expand its long-term relationships with OEMs of advanced electronic products.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in the Statement of Operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes thereto.


                                                             Fiscal Year Ended
                                                 -----------------------------------------
                                                  April 1,       March 27,       March 28,
                                                    2000           1999            1998
                                                 ---------       ---------       ---------
Net sales                                            100.0%          100.0%          100.0%

Cost of sales                                         93.6            96.0            93.3
                                                 ---------       ---------       ---------
Gross profit                                           6.4             4.0             6.7

Selling, general and administrative expenses           5.2             4.8             5.7

Other (recoveries) charges                            (1.6)            5.1              --
                                                 ---------       ---------       ---------

Income (loss) from operations                          2.8            (5.8)            1.0

Other (expense) income, net                           (0.7)           (0.5)           (0.1)
                                                 ---------       ---------       ---------

Income (loss) before income taxes                      2.1            (6.4)            0.9

Provision (benefit) for income taxes                   0.8            (2.3)            0.3
                                                 ---------       ---------       ---------

Net income (loss)                                      1.3%           (4.1)%           0.6%
                                                 =========       =========       =========


FISCAL 2000 COMPARED TO FISCAL 1999

Net sales for fiscal 2000 decreased $18 million or 13%, to $117.7 million from $135.7 million for fiscal 1999. This decrease was primarily due to the discontinuation of certain programs which represented $52 million of net sales, one of which resulted from a customer transferring a large program internally as a part of its restructuring. This $52 million decrease in net sales was primarily offset by the addition of $34 million in sales from new networking segment customers and the expansion of sales from existing customers. Sales to the Company's three largest customers for fiscal 2000 represented 13%, 12%, 10%, respectively, of total net sales. The Company's sales to its three largest customers for fiscal 1999 represented 32%, 8% and 7%, respectively, of total net sales.

Gross profit for fiscal 2000 increased to $7.6 million from $5.5 million in fiscal 1999. Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit margin (gross profit as a percentage of net sales) increased to 6.4% of sales in fiscal 2000 versus 4.0% in the comparable year period. The increase in gross profit margin was primarily due to changes in product mix towards lower material content programs, higher value added services, cost reduction actions and the write-down of certain impaired assets in the prior year.

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses decreased 5.6% to $6.2 million in fiscal 2000 from $6.5 million in fiscal 1999. This decrease was primarily due to cost controls and lower variable expenses. SG&A expenses represented 5.2% of net sales in fiscal 2000 compared to 4.8% of net sales for fiscal 1999. The increase in SG&A expenses as a percentage of sales reflected the lower sales levels and the implementation of cost controls.

Recoveries in fiscal 2000 totaled $1.9 million and were realized from a work out plan with a customer. The work out plan calls for the issuance of certain warrants to acquire shares of the customer's common stock and the recovery of amounts due the Company in the form of interest, accounts receivable and inventory. Due to the uncertainty of realization, a value has not been recorded for such warrants. Interest is being applied to amounts due the Company and then subsequently to interest income at such time, if ever, amounts due are fully recovered.

In fiscal 1999, asset impairment and other charges consisted of a $6.9 million special charge to adjust the carrying value of certain non-performing assets.

Other (expense), net for fiscal 2000 reflects expense of $787,000 compared to $712,000 for fiscal 1999. The change in other (expense), net was due to increased interest expense incurred on the Company's term note and revolving line of credit in fiscal 2000.

The provision for income taxes of $935,000 reflects an effective tax rate of 37.8% in fiscal 2000 and the income tax benefit of $3,104,000 reflects an effective tax rate of 35.9% in fiscal 1999.

Fiscal 2000 included 53 weeks versus 52 weeks in Fiscal 1999 to adjust the corporation's calendar to the closest Saturday nearest to March 31.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for fiscal 1999 increased 20.4% to $135.7 million from $112.7 million for the year ended March 28, 1998 ("fiscal 1998"). The increase in net sales resulted primarily from increased shipments to the Company's major computer, networking and telecommunications customers. The Company's sales to its three largest customers for fiscal 1999 represented 32%, 8% and 7%, respectively, of total net sales. Sales to the Company's three largest customers for fiscal 1998 represented 20%, 16% and 9%, respectively, of total net sales.

Gross profit for fiscal 1999 decreased to $5.5 million from $7.5 million in fiscal 1998. Gross profit margin decreased to 4.0% for fiscal 1999 from 6.7% for fiscal 1998. The decrease in the Company's gross margin was primarily due to the insourcing by one of the Company's major computer customers, changes in product mix towards higher material content programs and higher infrastructure costs associated with strategic investments in equipment, facilities and operations. Management took actions to respond to the decrease in gross profit margins including establishing aggressive new targets in cost management and manufacturing efficiency.

SG&A expenses remained relatively stable at $6.5 million in fiscal 1999 and fiscal 1998. SG&A expenses represented 4.8% of net sales for fiscal 1999 as compared to 5.7% for fiscal 1998. The decrease in SG&A expenses as a percentage of sales reflected the higher sales levels and the implementation of cost controls.

Asset impairment and other charges consisted of a $6.9 million special charge to write-down certain non-performing assets and write-off impaired assets. In response to an uncured default of payments by, and assessment of, a certain customer, the Company wrote-down all receivables and inventory, totaling $6.0 million, associated with this customer's program. The Company pursued available alternatives to mitigate the loss as well as legal rights and remedies under its various agreements. In addition, during the year, the Company recorded an impairment charge of $897,000 for the write-down of certain property and equipment and the write-off of goodwill.


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


                                                       Three Months Ended
                                         ------------------------------------------------
                                         April 1,     Dec. 25,     Sept. 25,     June 26,
Fiscal 2000                                2000         1999         1999          1999
                                         --------     --------     --------      --------
STATEMENT OF OPERATIONS DATA:

   Net sales                             $ 33,176     $ 29,425     $ 23,150      $ 31,992

   Gross profit                             2,412        1,688        1,249         2,233

   Income from operations                   1,975          579           92           614

   Net income (loss)                        1,060          274          (35)          239
                                         --------     --------     --------      --------

   Basic earnings (loss) per share       $   0.11     $   0.03     $  (0.00)     $   0.03
                                         ========     ========     ========      ========

   Basic weighted average shares            9,466        9,379        9,288         9,255
                                         ========     ========     ========      ========

   Diluted earnings (loss) per share     $   0.11     $   0.03     $  (0.00)     $   0.02
                                         ========     ========     ========      ========
   Diluted weighted average shares
   outstanding                              9,913        9,499        9,288         9,625
                                         ========     ========     ========      ========


                                                         Three Months Ended
                                         ------------------------------------------------
                                         March 27,    Dec. 26,     Sept. 26,     June 27,
Fiscal 1999                                1999         1998         1998          1998
                                         --------     --------     --------      --------
STATEMENT OF OPERATIONS DATA:

   Net sales                             $ 24,604     $ 30,590     $ 36,211      $ 44,308

   Gross (loss) profit                       (275)       1,282        1,387         3,070

   (Loss) income from operations           (8,724)        (324)        (165)        1,283

   Net (loss) income                       (5,671)        (311)        (240)          684
                                         --------     --------     --------      --------

   Basic (loss) earnings per share       $  (0.62)    $  (0.03)    $  (0.03)     $   0.08
                                         ========     ========     ========      ========

   Basic weighted average shares            9,198        9,118        9,062         9,008
                                         ========     ========     ========      ========
   Diluted (loss) earnings per share     $  (0.62)    $  (0.03)    $  (0.03)     $   0.07
                                         ========     ========     ========      ========
   Diluted weighted average shares
   outstanding                              9,198        9,118        9,062         9,695
                                         ========     ========     ========      ========

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $24.7 million at the end of fiscal 2000, compared to $15.7 million at the end of fiscal 1999. In addition to the Company's working capital as of April 1, 2000, which included cash and cash equivalents of $7.4 million, the Company also had $11 million available from unused credit facilities.

Net cash used in operating activities was $1.2 million during fiscal 2000, $3.6 million in fiscal 1999 and $2.7 million in fiscal 1998 mainly as a result of changes in sales levels and a net loss in fiscal 1999.

Capital expenditures during fiscal 2000, 1999 and 1998 were $1.2 million, $1.6 million and $6.3 million, respectively. Management anticipates capital expenditures in fiscal 2001 will increase from the level of capital expenditures made in fiscal 2000. During fiscal 1998, the Company relocated its Austin manufacturing and administrative operations to a new facility and incurred larger capital expenditures to upgrade its equipment and capabilities. The Company's expenditures on research and development in fiscal 2000, 1999 and 1998 were $183,000, $189,000, and $183,000, respectively.

As of April 1, 2000, the Company has $51 million in credit lines and equipment financing facilities, as follows: (i) a three-year revolving loan facility for $35 million with commercial banks and (ii) an equipment financing facility for $16 million from a financial services company of which $4 million was unused at April 1, 2000. There was $14.7 million and $12.8 million outstanding under these commercial bank lines of credit at April 1, 2000 and March 27, 1999, respectively.

On March 31, 2000, the Company entered into a $35 million asset-based revolving loan facility. The credit agreement has a three-year term with automatic renewals for successive terms of equal duration thereafter. The bank revolving credit facility bears interest at LIBOR plus 2.25% to 3.00% depending upon certain financial ratios or prime or prime plus one-half of one percent (such rate determined based upon the amounts, financial ratios and period of loans), matures March 30, 2003 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

The financing facilities contain certain restrictions, which among others, require maintenance of minimum financial ratios. At March 27, 1999, the Company did not satisfy certain financial covenants imposed under its then existing financing facility. The Company received waivers with respect to these financial covenants as of March 27, 1999 and for the fourth quarter then ended. The Company believes it was in compliance with the covenants relating to its financing facilities as of April 1, 2000.

The Company believes that its working capital, together with cash generated from operations and financing facilities, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment through its fiscal year 2001.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company invests its cash in money market funds or instruments which meet high credit quality standards specified by the Company's investment policy. The Company does not use financial instruments for trading or other speculative purposes. The Company's financing facilities are subject to interest rate fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by Item 8 of Form 10-K is presented here in the following order:



REPORT OF INDEPENDENT ACCOUNTANTS                                                              20


BALANCE SHEETS AS OF APRIL 1, 2000 AND MARCH 27, 1999                                          21


STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED APRIL 1, 2000, MARCH 27, 1999
AND MARCH 28, 1998                                                                             22


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED
APRIL 1, 2000, MARCH 27, 1999 AND MARCH 28, 1998                                               23


STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED APRIL 1, 2000, MARCH 27, 1999
AND MARCH 28, 1998                                                                             24


NOTES TO FINANCIAL STATEMENTS                                                                  25

REPORT OF INDEPENDENT ACCOUNTANTS

 To the Board of Directors and Stockholders of XeTel Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of XeTel Corporation at April 1, 2000 and March 27, 1999, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------------
    PRICEWATERHOUSECOOPERS LLP

Austin, Texas
May 3, 2000

                                XETEL CORPORATION
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        April 1,      March 27,
                                                                          2000          1999
                                                                        --------      --------
ASSETS

Current assets:

     Cash and cash equivalents                                          $  7,398      $  7,330

     Trade accounts receivable, net                                       24,464        14,940

     Inventories                                                          23,074        18,247

     Prepaid expenses and other                                            1,918         1,833
                                                                        --------      --------
         Total current assets                                             56,854        42,350

Property and equipment, net                                                6,367         7,233

Deferred tax asset                                                         1,500         2,200
                                                                        --------      --------

         TOTAL ASSETS                                                   $ 64,721      $ 51,783
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Trade accounts payable                                             $ 21,643      $ 12,574

     Current portion of long-term debt                                     7,120        10,600

     Accrued expenses and other liabilities                                3,402         3,505
                                                                        --------      --------
         Total current liabilities                                        32,165        26,679

Deferred income taxes                                                        133           183

Long-term debt, net of current portion                                     7,591         2,167

Commitments (Note 9)

Stockholders' equity:
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        9,482,429 and 9,212,700 shares issued and 9,476,433 and
        9,206,702 shares outstanding, respectively                        22,228        21,818

     Retained earnings                                                     2,625         1,087

     Deferred compensation                                                   (21)         (151)
                                                                        --------      --------
         Total stockholders' equity                                       24,832        22,754
                                                                        --------      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 64,721      $ 51,783
                                                                        ========      ========


The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Fiscal Year Ended
                                                 ---------------------------------------
                                                  April 1,      March 27,      March 28,
                                                   2000           1999            1998
                                                 ---------      ---------      ---------
Net sales                                        $ 117,743      $ 135,713      $ 112,685

Cost of sales                                      110,161        130,249        105,171
                                                 ---------      ---------      ---------

Gross profit                                         7,582          5,464          7,514

Selling, general and administrative expenses         6,176          6,539          6,469

Other (recoveries) charges                          (1,854)         6,855             --
                                                 ---------      ---------      ---------

Income (loss) from operations                        3,260         (7,930)         1,045

Other (expense), net                                  (787)          (712)           (30)
                                                 ---------      ---------      ---------

Income (loss) before income taxes                    2,473         (8,642)         1,015

Provision (benefit) for income taxes                   935         (3,104)           386
                                                 ---------      ---------      ---------

Net income (loss)                                $   1,538      $  (5,538)     $     629
                                                 =========      =========      =========

Basic earnings (loss) per share                  $    0.16      $   (0.61)     $    0.07
                                                 =========      =========      =========

Basic weighted average shares outstanding            9,349          9,096          8,863
                                                 =========      =========      =========

Diluted earnings (loss) per share                $    0.16      $   (0.61)     $    0.07
                                                 =========      =========      =========

Diluted weighted average shares outstanding          9,608          9,096          9,532
                                                 =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         Common Stock                                        Total
                                    ----------------------      Deferred      Retained    Stockholders'
                                     Shares        Amount     Compensation    Earnings       Equity
                                    --------      --------    ------------    --------    -------------
Balance, March 29, 1997                8,796      $ 20,998      $   (333)     $  5,996      $ 26,661

   Stock options exercised               115           149            --            --           149

   Employee stock purchase plan           67           254            --            --           254

   Transfer of restricted stock          (42)         (294)          294            --            --
   Tax benefit on disqualifying
     dispositions                         --            35            --            --            35
   Amortization of deferred
     compensation                         --            --            16            --            16

   Net income                             --            --            --           629           629
                                    --------      --------      --------      --------      --------

Balance, March 28, 1998                8,936        21,142           (23)        6,625        27,744

   Stock options exercised               108           144            --            --           144

   Employee stock purchase plan          106           286            --            --           286

   Issuance of restricted stock           57           246          (246)           --            --
   Amortization of deferred
     compensation                         --            --           118            --           118

   Net loss                               --            --            --        (5,538)       (5,538)
                                    --------      --------      --------      --------      --------

Balance, March 27, 1999                9,207      $ 21,818      $   (151)     $  1,087      $ 22,754

   Stock options exercised               149           196            --            --           196

   Employee stock purchase plan          120           214            --            --           214
   Amortization of deferred
     compensation                         --            --           130            --           130

   Net income                             --            --            --         1,538         1,538
                                    --------      --------      --------      --------      --------

Balance, April 1, 2000                 9,476      $ 22,228      $    (21)     $  2,625      $ 24,832
                                    ========      ========      ========      ========      ========


The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      Fiscal Year Ended
                                                              ----------------------------------
                                                              April 1,    March 27,    March 28,
                                                                2000         1999        1998
                                                              -------     ---------    ---------
Cash flows from operating activities:

   Net income (loss)                                          $ 1,538      $(5,538)     $   629
   Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
        Deferred income taxes                                     719       (2,859)         121
        Other charges                                              --        6,855           --
        Depreciation and amortization                           1,975        2,769        2,736
        Provision for deferred compensation                       130          118           --
        (Gain) loss on disposal of equipment                       (9)        (132)          51
   Change in operating assets and liabilities:
        Trade accounts receivable                              (9,524)       4,719       (9,001)
        Inventories                                            (4,827)      (2,727)      (7,562)
        Prepaid expenses and other                               (154)        (362)         788
        Trade accounts payable                                  9,069       (6,822)       9,456
        Accrued expenses and other liabilities                   (103)         418           35
                                                              -------      -------      -------

CASH USED IN OPERATING ACTIVITIES                              (1,186)      (3,561)      (2,747)
                                                              -------      -------      -------
Cash flows from investing activities:
   Proceeds from sale of equipment                                 68          516          426
   Purchases of property and equipment                         (1,168)      (1,594)      (6,334)
                                                              -------      -------      -------

CASH USED IN INVESTING ACTIVITIES                              (1,100)      (1,078)      (5,908)
                                                              -------      -------      -------
Cash flows from financing activities:
  Net borrowings under debt agreements                          1,944        4,300        8,424
  Proceeds from stock options exercised                           214          144          149
  Cash proceeds from stock issued under employee
       stock purchase plan                                        196          286          254
  Tax benefit on disqualifying dispositions                        --           --           35
                                                              -------      -------      -------

CASH PROVIDED BY FINANCING ACTIVITIES                           2,354        4,730        8,862
                                                              -------      -------      -------

Increase in cash and cash equivalents                              68           91          207

Cash and cash equivalents, beginning of period                  7,330        7,239        7,032
                                                              -------      -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 7,398      $ 7,330      $ 7,239
                                                              =======      =======      =======


The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

XeTel provides comprehensive and customized manufacturing solutions to original equipment manufacturers primarily in the networking, computer and telecommunications industries. XeTel incorporates advanced design and prototype services and complex electronics manufacturing assembly capabilities together with materials and supply base management, advanced testing, systems integration services and order fulfillment to provide turnkey solutions for its customers.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets, which ranges from three to seven years, using the straight-line method. Upon sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and resulting gain or loss is credited or charged to income. Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Losses, if any, are recognized in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

REVENUE RECOGNITION

Revenue is recognized when title and risk of loss is transferred and collectability of the resulting receivable is reasonably assured. Sales returns are not material.

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

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable approximate fair values due to the short term nature of these instruments. The carrying amount of the Company's long-term debt approximates fair value due to the periodic adjustment of interest rate on the debt to market rates. SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company's exposure to concentrations of credit risk relate primarily to trade receivables. The Company controls credit risk by performing credit evaluations and requires letters of credit, bank guarantees and advanced payments, if deemed necessary. The Company is exposed to risks pertaining to cash and cash equivalents in the event of default by a financial institution and issuer of investments. The Company maintains its cash and cash equivalent balances in highly rated financial institutions and has not experienced losses therein.

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

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation" for the fiscal year ended March 28, 1998. SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to apply the accounting rules contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees". As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations. Companies that continue to use APB Opinion No. 25 are required to present in the notes to the financial statements the pro forma effects on reported net income (loss) and earnings (loss) per share as if compensation expense had been recognized based on the fair value of options granted (see Note 12).

FISCAL YEAR

The Company's fiscal year is the 52 or 53 weeks ending on the Saturday nearest to March 31. Reference to fiscal years ended 2000, 1999 and 1998 are for the 53 weeks ended April 1, 2000 and the 52 weeks ended March 27, 1999 and March 28, 1998 respectively.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fiscal year ended March 27, 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


SEGMENTS

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended March 27, 1999. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company operates in one industry segment: electronics manufacturing services, which encompasses design, prototype, manufacturing and other turnkey manufacturing solutions to original equipment manufacturers. The manufacturing services are sold to customers in the networking, telecommunications and computer industries, which are geographically dispersed throughout the United States. The Company's manufacturing facilities are located in the United States.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this new accounting prounouncement is not expected to have a material impact on the financial statements.


NOTE 2 OTHER (RECOVERIES) CHARGES

The components of Other (recoveries) charges included in the Statement of Operations and Statement of Cash Flows are as follows (in thousands):

                                                            Fiscal Year Ended
                                                             2000        1999
                                                           --------     ------
(Recoveries) provision for doubtful accounts               $  (420)      3,228

(Recoveries) provision for excess and obsolete inventory    (1,434)      2,541

Impairment of long-lived assets                                 --         897

Other                                                           --         189
                                                           -------     -------

                                                           $(1,854)      6,855
                                                           =======     =======

During fiscal 1999, the Company recorded a charge of $6.0 million to write-down all receivables and inventory and other costs in response to an uncured default of payments by, and an assessment of, a certain customer. This charge included a provision for doubtful accounts, a provision for excess and obsolete inventory and other associated costs. Subsequently, in fiscal 2000, the Company established a work out plan with this customer which required the issuance of certain warrants to acquire shares of the customer's common stock and a plan to recover amounts due the Company in the form of interest, accounts receivable and inventory. Recoveries in the fiscal year 2000 totaled $1.9 million. Due to the uncertainty of realization, a value has not been recorded for the warrants.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Additionally, Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires long-lived assets, including goodwill, be reviewed for impairment and be written-down to their fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of management's assessment, the Company, in fiscal 1999 recorded an impairment charge of $897,000 for the write-down of certain property and equipment and the write-off of goodwill. In fiscal 1999 the Company recorded a tax benefit of $2.8 million in connection with these charges.


NOTE 3 TRADE ACCOUNTS RECEIVABLE, NET


Trade accounts receivable, net consist of the following (in thousands):

                                          April 1,   March 27,
                                            2000        1999
                                         ---------   ---------
Accounts receivable                      $ 27,512    $ 18,408
Less:  allowance for doubtful accounts     (3,048)     (3,468)
                                         --------    --------
                                         $ 24,464    $ 14,940
                                         ========    ========

NOTE 4 INVENTORIES


Inventories consist of the following (in thousands):

                        April 1,      March 27,
                         2000           1999
                        --------      ---------
Raw materials           $19,203        $14,444
Work in progress          3,602          3,584
Finished goods              269            219
                        -------        -------
                        $23,074        $18,247
                        =======        =======

As of April 1, 2000 and March 27, 1999, the Company had reserves for obsolete raw materials (principally printed circuit board components) of $2,235,000 and $3,849,000, respectively. As discussed in Note 2, Other (recoveries) charges include a $2,541,000 provision to the reserve for excess and obsolete inventory for fiscal 1999. Cost of sales for fiscal 2000, 1999 and 1998 include provisions to the allowance for obsolete materials of $478,000, $0 and $344,000, respectively.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

                                                     April 1,      March 27,
                                                       2000          1999
                                                     --------      ---------
Machinery and equipment                              $ 12,794      $ 12,086
Leasehold improvements                                  4,039         3,884
Furniture and fixtures                                    893           890
                                                     --------      --------
                                                       17,726        16,860
Less:  accumulated depreciation and amortization      (11,359)       (9,627)
                                                     --------      --------
                                                     $  6,367      $  7,233
                                                     ========      ========


NOTE 6 NOTES PAYABLE AND LONG-TERM DEBT

As of April 1, 2000, the Company has (i) a three-year revolving loan facility for $35 million with commercial banks and (ii) an equipment financing facility from a financial services company. There was $14.7 million outstanding under the commercial bank line of credit as of April 1, 2000.

The credit agreement has a three-year term with automatic renewals for successive terms of equal duration thereafter. The bank revolving credit facility bears interest at LIBOR plus 2.25% to 3.00%, depending upon certain financial ratios, or prime (9% at April 1, 2000) or prime plus one-half of one percent (such rate determined based upon the amounts, financial ratios and period of loans), matures March 30, 2003 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain collateral availability requirements. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. All equipment leased to date under this facility has qualified for operating lease treatment.

As of March 27, 1999, the Company had (i) a revolving line of credit for $17 million from a commercial bank, (ii) a term loan facility for $3.3 million from a commercial bank, and (iii) an equipment financing facility from a financial services company. There was $10.1 million outstanding under the commercial bank line of credit and $2.7 million outstanding under the term note at March 27, 1999. The term loan facility was subject to interest at 9.2% and was secured by certain assets. The bank line was subject to interest at prime (7.75% at March 27, 1999) or LIBOR plus 1.25% or 1.75% depending upon the amounts, financial ratios and period of loans.

The financing facilities contain certain restrictions, which among others, require maintenance of minimum financial ratios. At March 27, 1999, the Company did not satisfy certain financial covenants imposed under its then existing financing facility. The Company received waivers with respect to these financial covenants as of March 27, 1999.

Interest paid totaled $793,000, $841,000 and $209,000 for fiscal 2000, 1999 and 1998, respectively.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                         Fiscal Year Ended
                -----------------------------------
                 April 1,    March 27,    March 28,
                   2000         1999         1998
                ---------    ---------    ---------
Federal
   Current      $   216      $  (245)     $   228
   Deferred         605       (2,485)         125
State
   Current           --           --           37
   Deferred         114         (374)          (4)
                -------      -------      -------

                $   935      $(3,104)     $   386
                =======      =======      =======

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) before income taxes result from the following:

                                                           Fiscal Year Ended
                                                ----------------------------------------
                                                 April 1,      March 27,       March 28,
                                                  2000            1999           1998
                                                ---------      ---------       ---------
Tax at statutory rate                                34.0%         (34.0)%          34.0%
Add (deduct) the effect of state income tax           3.0           (2.9)            2.6
Other, net                                            0.8            1.0             1.4
                                                ---------      ---------       ---------
                                                     37.8%         (35.9)%          38.0%
                                                =========      =========       =========

The components of deferred income tax assets, partially included in prepaid expenses and other current assets, and liabilities are as follows (in thousands):

                                                   April 1,   March 27,
                                                     2000       1999
                                                   --------   ---------
Deferred tax assets:
   Reserves                                        $ 1,966    $ 2,557
   Net operating loss carry-forwards                    20        397
   Franchise tax                                        14          5
   Accrued vacation                                    137        132
   AMT credits                                         137         --
Other                                                  248        200
                                                   -------    -------
Gross deferred tax asset                             2,522      3,291
Deferred tax liabilities:
   Depreciation                                       (133)      (183)
                                                   -------    -------
Gross long-term deferred tax liability                (133)      (183)
                                                   -------    -------
Net deferred tax asset                             $ 2,389    $ 3,108
                                                   =======    =======

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

Income taxes totaling $0, $355,000 and $170,000 were paid in fiscal 2000, 1999 and 1998, respectively. As of April 1, 2000, the Company had net operating loss carry-forwards of approximately $368,000 expiring primarily in 2019. In addition, the Company had recoverable income taxes on the balance sheet of approximately $205,000 and 245,000 at April 1, 2000 and March 27, 1999 included in prepaid expenses and other current assets.


NOTE 8 CAPITAL STOCK

The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company's stockholders. The issuance of the preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.


NOTE 9 LEASE COMMITMENTS

XeTel leases its operating facility and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $4,224,000, $4,377,000 and $3,024,000 during fiscal 2000, 1999 and
1998, respectively. Future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are $4,222,000 in 2001, $3,328,000 in 2002, $2,374,000 in 2003, $1,488,000 in 2004, $1,283,000 in
2005 and an aggregate of $5,189,000 thereafter.


NOTE 10 SALES TO MAJOR CUSTOMERS

XeTel's sales are concentrated in the electronics industry; however, the customers operate in diverse markets and geographic areas. The following table summarizes the percentage of gross revenues generated by sales to customers that account for more than 10% of sales in fiscal 2000, 1999 and 1998:

                   April 1,       March 27,     March 28,
                     2000           1999           1998
                   --------       ---------     ---------
Customer A            13%            --%           --%
Customer B            12             --            --
Customer C            10             --            --
Customer D            --             32            20
Customer E            --             --            16

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 RELATED PARTY TRANSACTIONS

The Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm U.S.A., Inc. ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, during the normal course of business. Purchases from such divisions were $152,000, $162,000 and $191,000 for fiscal 2000, 1999 and 1998 respectively. Accounts payable to such divisions were $52,000 and $28,000 as of April 1, 2000 and March 27, 1999, respectively. Accounts receivable from such divisions were not significant.


NOTE 12 EMPLOYEE BENEFIT PLANS


STOCK OPTION PLAN


The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan, which is described below. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the date of grant for awards under that plan consistently with the method provided for by SFAS No. 123, the Company's net income (loss) and the diluted earnings (loss) per share would have reflected the following pro forma amounts for fiscal 2000 and fiscal 1999 (in thousands, except per share data):

                                                       Fiscal Year Ended
                                               --------------------------------
                                               April 1,   March 27,   March 28,
                                                 2000        1999        1998
                                               --------   ----------  ---------
Net income (loss)                As reported   $  1,538   $  (5,538)  $   629
                                 Pro forma     $  1,116   $  (5,868)  $   361

Diluted earnings (loss) per
share                            As reported   $   0.16   $   (0.61)  $  0.07
                                 Pro forma     $   0.12   $   (0.65)  $  0.04


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                  Fiscal Year Ended
                            ------------------------------
                            April 1,  March 27,  March 28,
                              2000     1999       1998
                            --------  ---------  ---------
Dividend yield                   --        --         --
Expected volatility            79.9%     63.5%      47.5%
Risk-free rate of return       6.42%     5.11%      5.67%
Expected life               5 years   5 years    5 years

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


XeTel's 1997 Stock Option Plan (the "Option Plan") provides for the grant of common stock options to key employees. The exercise price of each option is the fair market value of a share of common stock on the date of grant. The term of each option can be no more than 10 years from the date of grant and expires 90 days after the termination of employment. Each option vests in equal annual installments over a period of four years from the date of grant. As of April 1, 2000, the Company has reserved 2,191,525 shares of common stock for the Option Plan. A summary of activity under the Option Plan is as follows:


                                                 Number        Weighted
                                              of Shares         Average
                                                  Under        Exercise
                                                 Option        Price($)
                                             ----------      ----------
Options outstanding as of March 29, 1997      1,485,100            2.36

    Granted                                     415,500            4.94

    Exercised                                  (115,775)           1.29

    Canceled                                   (179,625)           5.20
                                             ----------      ----------
Options outstanding as of March 28, 1998      1,605,200            2.82

    Granted                                     331,000            3.36

    Exercised                                  (108,375)           1.33

    Canceled                                   (147,250)           4.62
                                             ----------      ----------
Options outstanding as of March 27, 1999      1,680,575            2.86

    Granted                                     371,700            2.13

    Exercised                                  (149,325)           1.31

    Canceled                                   (243,550)           2.50
                                             ----------      ----------
Options outstanding as of April 1, 2000       1,659,400            2.89
                                             ==========      ==========

Options exercisable at:
    March 28, 1998                              930,450            1.79

    March 27, 1999                            1,031,325            2.20

    April 1, 2000                               996,625            2.70

                                              Number of
                                                 Shares        Weighted
Weighted average,  grant date fair value          Under         Average
of options granted during:                       Option   Fair Value($)
                                             ----------   -------------
Fiscal 1998                                     415,500            2.42

Fiscal 1999                                     331,000            1.95

Fiscal 2000                                     371,700            1.46

                               XETEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                                April 1, 2000
                   ----------------------------------------------------------------------
                              Options Outstanding                 Options Exercisable
                   ---------------------------------------   ----------------------------
                                                  Weighted
                                    Weighted       Average
                     Number of       Average     Remaining     Number of         Weighted
                       Options      Exercise   Contractual       Options          Average
Exercise Price     Outstanding         Price     Life(yrs)   Exercisable   Exercise Price
--------------     -----------     ---------   -----------   -----------   --------------
 $1.22 - 1.22          179,500     $    1.22          5.16       179,500        $    1.22
  1.23 - 1.23          352,750          1.23          3.65       352,750             1.23
  1.50 - 2.88          415,650          2.23          6.72        51,625             2.15
  3.50 - 4.88          359,875          3.96          7.68       185,125             4.16
  5.00 - 6.00          351,625          5.09          6.91       227,625             5.10
                    ----------    ----------    ----------    ----------       ----------
 $1.22 - 6.00        1,659,400     $    2.89          6.15       996,625        $    2.70
                    ==========    ==========    ==========    ==========       ==========


EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan ("Purchase Plan"), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation to a maximum of 1,500 shares per enrollment period. During fiscal 2000 and fiscal 1999, 120,406 and 105,427 shares were issued under the plan, respectively. Proceeds from stock issued under the Purchase Plan were $214,000 and $286,000 for fiscal 2000 and fiscal 1999, respectively. As of April 1, 2000, 706,686 shares were reserved for future issuance under the plan.

401(k) PLAN

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective July 1, 1995 whereby substantially all employees are eligible to participate if they are at least 21 years of age, and such participants may contribute up to 12% of their compensation. Also in connection with this amendment, the Company elected to make matching contributions to participants after the participants have completed one year of service. The matching contribution is 25% of participant contributions, which is applied to a maximum of 5% of each participant's compensation. The Company may also make profit sharing and other contributions to the 401(k) Plan for the benefit of the participants. Company contributions vest ratably over a five-year period. Company contributions charged to operations were $125,000, $126,000 and $137,000 for fiscal 2000, 1999 and 1998, respectively.

RESTRICTED STOCK AWARDS

Restricted stock awards are currently granted at the discretion of the Board of Directors under the Stock Option Plan in connection with the hiring or retention of key executives and are subject to certain conditions. Restrictions are lifted two years after the grant date, provided the executive continues to be employed by the Company. For the year ended April 1, 2000 no stock awards were granted. For the year ended March 27, 1999, the Company awarded 56,500 shares of common stock, which had a fair value at the date of grant of $246,000. Compensation under the plan is charged to operations over the restriction period and amounted to $130,000 and $118,000 in fiscal 2000 and 1999, respectively.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company and their ages are as follows:

Ronald W. Guire               51       Chairman of the Board of Directors (Class III)
Angelo A. DeCaro, Jr.         48       President, Chief Executive Officer and Director (Class III)
Julian C. Hart                60       Senior Vice President, Chief Technical Officer, and Secretary
William A. Peten              52       Senior Vice President, Corporate Materials and Systems
Richard S. Chilinski          48       Senior Vice President, Chief Financial Officer and Assistant
                                       Secretary
Stephen D. Sauter             40       Vice President, Sales and Marketing
Daniel J. Williams            51       Vice President, General Manager XeTel Austin
Norman E. O'Shea              51       Vice President, General Manager XeTel West
David Bibeau                  46       General Manager XeTel Dallas
Sam L. Densmore               59       Director (Class I)
C. Scott Kulicke              50       Director (Class II)
Al R. Schuele                 54       Director (Class II)


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

Mr. Chilinski has served as Senior Vice President and Chief Financial Officer of the Company since August 1999 and as Vice President and Chief Financial Officer of the Company from January 1995 to August 1999 and its Assistant Secretary since November 1995. He previously served as Chief Financial Officer/Controller of IBM PC Company Austin, a manufacturer of personal computers, from 1993 to 1994, and Vice President-Finance and Administration and Assistant Secretary of TN Technologies, a subsidiary of Baker Hughes Technology Products Division, engaged in the manufacture of process control technology, from 1988 to 1993. He is a Certified Public Accountant.

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

Mr. Bibeau joined XeTel as General Manager of XeTel Dallas in February 1999. Prior to joining XeTel, he served as Director of Operations for Current Technology, a division of Danaher Corporation. From 1986 to 1997, Mr. Bibeau held several senior management positions in manufacturing and engineering with General Signal Corporation.

Mr. Densmore has served as a Director of the Company since May 1997. From 1993 to November 1999, Mr. Densmore served with RF Monolithics, Inc., a radio frequency component and module designer and manufacturer, including as its President and Chief Executive Officer since 1996, Director since 1994 and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary from 1993 to 1996. In 1991, Mr. Densmore founded the IBC Group, a private consulting company, and served as its President from 1991 to 1993. From 1984 to 1990, Mr. Densmore was employed at Recognition International, Inc., a document image processing company. During that period, Mr. Densmore served as Senior Vice President, Treasurer and Chief Financial Officer from 1989 to 1990 and Vice President of Corporate Development from 1984 to 1989. Mr. Densmore is a Certified Public Accountant.

Mr. Kulicke has served as a Director of the Company since January 2000. Mr. Kulicke has served with Kulicke & Soffa Industries, Inc., a leading supplier of semiconductor assembly equipment, as Chief Executive Officer since 1979 and Chairman of the Board since 1984. Prior to then he held a number of executive positions with Kulicke & Soffa. Mr. Kulicke also serves on the Board of Directors of General Semiconductor, Inc.

Mr. Schuele joined XeTel as a Director of the Company in August 1998. Mr. Schuele is currently a partner at Sevin Rosen Funds, a venture capital firm focused on investments in high technology companies. From August 1998 to July 1999 Mr. Schuele served as President and COO of Unitrode Corporation. Unitrode Corporation which designs, manufactures and sells analog/linear and mixed-signal integrated circuits was acquired by Texas Instruments in 1999. Prior to working with Unitrode, he was the President and CEO of Benchmarq Microelectronics, Inc. Mr. Schuele has also held a variety of senior management positions with Crystal Semiconductor, Mostek Corporation, Motorola Semiconductor and Texas Instruments.

There is no family relationship among any of the foregoing individuals.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended April 1, 2000 to be held August 22, 2000 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Stockholders) for the fiscal year ended April 1, 2000 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


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

The Company has entered into transactions in the ordinary course of business with certain divisions of Rohm Corporation, a wholly owned subsidiary of Rohm. Component purchases from such divisions were $152,000, $162,000 and $191,000 for fiscal years 2000, 1999 and 1998, respectively.

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

         None


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


                                                               XETEL CORPORATION
                                                                    (Registrant)

                        Date: June 2, 2000         By: /s/ Angelo A. DeCaro, Jr.
                                                   -----------------------------
                                                           Angelo A. DeCaro, Jr.
                              President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             Name                                    Title                              Date
/s/ Angelo A. DeCaro, Jr.
---------------------------------
Angelo A. DeCaro, Jr.               President and Chief Executive Officer and        June 2, 2000
                                    Director (principal executive officer)

/s/ Richard S. Chilinski
---------------------------------
Richard S. Chilinski                Senior Vice President, Chief Financial           June 2, 2000
                                    Officer and Assistant Secretary (principal
                                    financial and accounting officer)

/s/ Ronald W. Guire
---------------------------------
Ronald W. Guire                     Chairman of the Board of Directors               June 2, 2000

/s/ Sam L. Densmore
---------------------------------
Sam L. Densmore                     Director                                         June 2, 2000

/s/ C. Scott Kulicke
---------------------------------
C. Scott Kulicke                    Director                                         June 2, 2000

/s/ Al R. Schuele
---------------------------------
Al R. Schuele                       Director                                         June 2, 2000

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

 10.37(8)  Third Amendment to Credit Agreement

 10.38(9)  First Amendment to Credit Agreement between the Registrant and Chase
           Bank of Texas.

 10.39(9)  Amendment No. 1 to 1997 Stock Incentive Plan.

10.40(10)  Stockholders Rights Agreement dated December 31, 1998

    10.41  Loan and Security Agreement between the Registrant and The CIT
           Group / Business Credit, Inc, and Chase Bank as participant

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