Form 10-Q
period 2000-07-01
XETEL CORP
filed 2000-08-15
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

As of the close of business on July 5, 2000, 9,533,388 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of July 1, 2000 and April 1, 2000                   3

         Statements of Operations for the three months ended
             July 1, 2000 and June 26, 1999                                    4

         Statements of Cash Flows for the three months ended
             July 1, 2000 and June 26, 1999                                    5

         Notes to Financial Statements                                         6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk            13


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8k                                      13

SIGNATURES                                                                    14

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                                XETEL CORPORATION
                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 July 1,    April 1,
                                                                                  2000        2000
                                                                                --------    --------
ASSETS                                                                         (unaudited)
Current assets:
     Cash and cash equivalents                                                  $  7,388    $  7,398
     Trade accounts receivable, net                                               26,638      24,464
     Inventories                                                                  34,519      23,074
     Prepaid expenses and other                                                    1,879       1,918
                                                                                --------    --------
         Total current assets                                                     70,424      56,854

Property and equipment, net                                                        6,481       6,367
Deferred tax asset                                                                 1,500       1,500
                                                                                --------    --------
         TOTAL ASSETS                                                           $ 78,405    $ 64,721
                                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                     $ 24,970    $ 21,643
     Current portion of long-term debt                                             7,040       7,120
     Accrued expenses and other liabilities                                        3,357       3,402
                                                                                --------    --------
         Total current liabilities                                                35,367      32,165

Deferred income taxes                                                                133         133
Long-term debt, net of current portion                                            16,443       7,591

Commitments

Stockholders' equity:
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        9,533,388 and 9,482,431 shares issued and 9,527,390 and
        9,476,433 shares outstanding, respectively                                22,282      22,228
     Retained earnings                                                             4,185       2,625
     Deferred compensation                                                            (5)        (21)
                                                                                --------    --------
         Total stockholders' equity                                               26,462      24,832
                                                                                --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 78,405    $ 64,721
                                                                                ========    ========


The accompanying notes are an integral part of these financial statements.     3

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                        Three Months Ended
                                      --------------------
                                       July 1,    June 26,
                                        2000        1999
                                      --------    --------
Net sales                             $ 42,697    $ 31,992
Cost of sales                           38,597      29,759
                                      --------    --------
     GROSS PROFIT                        4,100       2,233
Selling, general and administrative
   expenses                              1,899       1,619
(Recoveries)                              (724)         --
                                      --------    --------
     INCOME FROM OPERATIONS              2,925         614
Other expense, net                        (409)       (228)
                                      --------    --------

    INCOME BEFORE INCOME TAXES           2,516         386

Provision for income taxes                 956         147
                                      --------    --------
     NET INCOME                       $  1,560    $    239
                                      ========    ========

     Basic earnings per share         $   0.16    $   0.03
                                      ========    ========

     Basic weighted average
       shares outstanding                9,513       9,255
                                      ========    ========

     Diluted earnings per share       $   0.16    $   0.02
                                      ========    ========

     Diluted weighted average
          shares outstanding             9,773       9,625
                                      ========    ========



The accompanying notes are an integral part of these financial statements.     4

                                XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (unaudited)


                                                   Three Months Ended
                                                  --------------------
                                                   July 1,    June 26,
                                                    2000        1999
                                                  --------    --------
Cash flows from operating activities:

   Net income                                     $  1,560    $    239
   Adjustments to reconcile net income
       to net cash (used in) provided by
       operating activities:
        Depreciation and amortization                  489         505
        Deferred compensation                           16          35
        Gain on disposal of equipment                   --          (1)
Changes in operating assets and liabilities:

        Trade accounts receivable                   (2,174)     (3,204)
        Inventories                                (11,445)      5,054
        Prepaid expenses and other                      39          26
        Trade accounts payable                       3,327      (1,549)
        Accrued expenses and other
         liabilities                                   (45)       (708)
                                                  --------    --------
CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                            (8,233)        397
Cash flows from investing activities:
  Purchases of property and equipment                 (603)       (171)
  Proceeds from sale of equipment                       --           1
                                                  --------    --------
CASH USED IN INVESTING ACTIVITIES                     (603)       (170)
Cash flows from financing activities:
  Net borrowings (repayments) under
     debt agreements                                 8,772        (325)
  Proceeds from stock options
     exercised                                          --           2
  Cash proceeds from stock issued
     under employee stock purchase
     plan                                               54         130
                                                  --------    --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      8,826        (193)
Increase (decrease) in cash and cash
    equivalents                                        (10)         34
Cash and cash equivalents, beginning
    of period                                        7,398       7,330
                                                  --------    --------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                 $  7,388    $  7,364
                                                  ========    ========



The accompanying notes are an integral part of these financial statements.     5

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

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position, results of their operations and cash flows for those periods presented. The results of operations for the period ended July 1, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending March 31, 2001. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 1, 2000 as presented in the Company's 10K filed with the SEC.

NOTE 3  RECOVERIES

The components of Recoveries included in the Statements of Operations and Statements of Cash Flows for the three months ended July 1, 2000 are as follows (unaudited, in thousands):

                                         Three Months
                                             Ended
                                         ------------
Recoveries of doubtful accounts             $  99
Recoveries of obsolete inventory              625
                                            -----
                                            $ 724
                                            =====

NOTE 4  TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consist of the following (in thousands):

                                            July 1,      April 1,
                                             2000          2000
                                          -----------   ---------
                                          (unaudited)
Trade accounts receivable                  $  29,587    $  27,512
Less:  allowance for doubtful accounts        (2,949)      (3,048)
                                           ---------    ---------
                                           $  26,638    $  24,464
                                           =========    =========

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5  INVENTORIES

Inventories consist of the following (in thousands):


                    July 1,     April 1,
                     2000         2000
                  -----------  ---------
                  (unaudited)
Raw materials      $  25,805   $  19,203
Work in progress       8,451       3,602
Finished goods           263         269
                   ---------   ---------
                   $  34,519   $  23,074
                   =========   =========

As of July 1, 2000 and April 1, 2000, the Company had allowances for obsolete raw materials of approximately $1,409,000 and $2,235,000, respectively. Cost of sales for the three months ended July 1, 2000 and June 26, 1999 include provisions to the allowance for obsolete materials of $0 in both periods.

NOTE 6   BORROWINGS

On March 31, 2000, the company entered into a new $35 million commercial bank credit facility. The credit agreement has a three-year term with automatic renewals for successive terms of equal duration thereafter. The bank revolving credit facility bears interest at LIBOR plus 2.25% to 3.00%, depending upon certain financial ratios, or prime or prime plus one-half of one percent (such rate determined based upon the amounts, financial ratios and period of loans), matures March 30, 2003 and is secured by certain assets of the Company. The bank facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain collateral availability requirements.

NOTE 7   EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                    Three Months Ended
                                   -------------------
                                    July 1,   June 26,
                                     2000       1999
                                   --------   --------
Basic earnings per share:
      Weighted average shares
       outstanding                    9,513      9,255
                                   ========   ========
      Net income                   $  1,560   $    239
                                   ========   ========
      Basic earnings per share     $   0.16   $   0.03
                                   ========   ========

Diluted earnings per share:
      Weighted average shares
       outstanding                    9,513      9,255
      Common stock equivalents:
       stock options                    260        370
                                   --------   --------
                                      9,773      9,625
                                   ========   ========
      Net income                   $  1,560   $    239
                                   ========   ========
      Diluted earnings per share   $   0.16   $   0.02
                                   ========   ========

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The application of SAB No. 101 is not expected to have a material impact on the financial statements of the Company.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended July 1, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

Founded in 1984, the Company offers highly customized and comprehensive electronics manufacturing solutions to Fortune 500 and emerging original equipment manufacturers primarily in the networking, telecommunications and computer industries. The Company provides advanced design and prototype services, manufactures sophisticated surface mount assemblies and supplies turnkey solutions to original equipment manufacturers. The Company incorporates design and prototype services and assembly capabilities, together with materials and supply base management, advanced testing, system integration and order fulfillment services to provide total solutions for its customers. The Company employs approximately 570 people and is headquartered in Austin, Texas with manufacturing services operations in Austin and Dallas, Texas and San Ramon, California.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's statement of operations.

                                            Three Months Ended
                                            -------------------
                                            July 1,   June 26,
                                             2000       1999
                                            --------   --------
Net sales                                      100.0%     100.0%
Cost of sales                                   90.4       93.0
                                            --------   --------
Gross margin                                     9.6        7.0
Selling, general and administrative
  expenses                                       4.4        5.1
(Recoveries)                                    (1.7)        --
                                            --------   --------
Income  from operations                          6.9        1.9
Other expense, net                              (1.0)      (0.7)
                                            --------   --------
Income before income taxes                       5.9        1.2
Provision for income taxes                       2.2        0.5
                                            --------   --------
Net income                                       3.7%       0.7%
                                            ========   ========

NET SALES

Net sales for the first quarter ended July 1, 2000 was $42.7 million, 33% above sales in the comparable prior year period of $32.0 million. The higher sales levels mainly reflected new customers' programs primarily in the networking segment of the electronics market. Sales to the Company's three largest customers during the quarter represented 19%, 11% and 11% respectively.

GROSS PROFIT

Gross profit is affected by, among other factors, the level of sales, product mix, component costs and the level of capacity utilization at the Company's facilities. Gross profit for the three months ended July 1, 2000 was $4.1 million versus $2.2 million for the three months ended June 26, 1999. The Company's gross margin, gross profit as a percentage of net sales, increased to 9.6% in the first quarter of fiscal 2001, versus 7.0% in the first quarter of fiscal 2000. The improvement in gross profit margin reflected the higher sales levels and increased utilization of manufacturing assets.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses were $1.9 million versus $1.6 million in the comparable year period. SG&A expenses were 4.4% of sales for the three months ended July 1, 2000 versus 5.1% to sales for the three month period ended June 26, 1999 as a result of the higher sales levels and cost management. Recoveries totaling $724,000 were realized from a work out plan with a customer. The work out plan calls for the issuance of certain warrants of the customer's common stock and the recovery of amounts due the Company in the form of interest, accounts receivable and inventory. Due to the uncertainty of realization, a value has not been recorded for such warrants. Interest is being applied to amounts due the Company and then subsequently to interest income at such time, if ever, amounts due are fully recovered.

OTHER EXPENSE, NET

Other expense, net for the three months ended July 1, 2000 increased to $409,000 compared to $228,000 for the three months ended June 26, 1999. The change in other expense, net was due to increased interest expense incurred on higher borrowings.

INCOME TAXES

The provision for income taxes of $956,000 and $147,000 for the three months ended July 1, 2000 and June 26, 1999, respectively, reflect an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $8.2 million in cash flows from operating activities for the three ended July 1, 2000. Cash flows used in operating activities during the first quarter primarily resulted from higher inventories and accounts receivable balances associated with higher sales levels; these were partially offset by other changes in operating working capital.

Working capital was $35.1 million and $24.7 million at July 1, 2000 and April 1, 2000 respectively. In addition to the Company's working capital as of July 1, 2000, which included cash and cash equivalents of $7.4 million, the Company also had approximately $6.6 million in unused credit facilities under its bank and equipment lines.

Capital expenditures during the three months ended July 1, 2000 and June 26, 1999 were $603,000 and $171,000, respectively. Management anticipates capital expenditures in fiscal 2001 will increase from the level of capital expenditures made in fiscal 2000.

The Company's expenditures on research and development remained relatively consistent for the three months ended July 1, 2000 and June 26, 1999 at $44,000 and $46,000, respectively.

The Company does not hold or issue derivative financial instruments in the normal course of business.

As of July 1, 2000, the Company had $51 million in credit lines and equipment financing facilities, as follows: (i) a three-year revolving loan facility for $35 million with commercial banks and (ii) an equipment financing facility for $16 million from a financial services company of which $3.5 million was unused at July 1, 2000. There was $23.5 million and $14.7 million outstanding under these commercial bank lines of credit at July 1, 2000 and April 1, 2000, respectively.

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

BACKLOG

The Company's backlog as of July 1, 2000 was approximately $138.4 million compared to approximately $107.8 as of April 1, 2000 and approximately $68.2 million as of June 26, 1999. Backlog consists of purchase orders received by the Company and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, has resulted in the past and may in the future result in substantial fluctuation in backlog from period to period. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial results. For a discussion of these factors affecting the Company's business and prospects, see "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities".

EMPLOYEES

As of July 1, 2000, the Company had approximately 570 full-time employees supplemented from time to time by part-time employees. The employees are not represented by a union and the Company believes its employee relations to be satisfactory.

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

A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Due to the factors noted above and elsewhere in this filing and other filings by XeTel with the Securities and Exchange Commission, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry, which often results in volatility of the Company's common stock price.

CONCENTRATION OF CUSTOMERS. The Company's customer base is highly concentrated. The Company's three largest customers accounted for approximately 19%, 11% and 11%, respectively, of net sales for the three months ended July 1, 2000. For the three months ended June 26, 1999, the Company's three largest customers accounted for approximately 15%, 11% and 9%, of its net sales. The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively small number of customers for the foreseeable future. In addition, the Company's objective is to develop new and expand existing relationships with leading and emerging OEM's in the electronics industry. Such emerging growth and technology companies tend to have limited operating histories, and also may have changes in management and limited capitalization. As a result, the Company may experience difficulties in maintaining long-term relationships with these customers and in receiving payment for services rendered to them. To the extent that any significant customers of the Company terminate their relationship with the Company, or the Company is unable, for any reason, to receive payment for its services, the Company's business, financial condition and results of operations likely would be materially and adversely affected.

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

(b)       Reports on Form 8-K

          The Company did not file any report on Form 8-K during the three month period ended July 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               XETEL CORPORATION

          Date:   August 15, 2000                 By:  /s/ Angelo A. DeCaro, Jr.
                                                     ---------------------------
                                                           Angelo A. DeCaro, Jr.
                                 President, Chief Executive Officer and Director
                                                   (Principal Executive Officer)

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