Form 10-Q
period 2000-09-30
XETEL CORP
filed 2000-11-14
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of the close of business on November 3, 2000, 9,783,141 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of April 1, 2000 and September 30, 2000                                        3

         Statements of Operations for the three and six months ended
             September 25, 1999 and September 30, 2000                                                    4

         Statements of Cash Flows for the six months ended
             September 25, 1999 and September 30, 2000                                                    5

         Notes to Financial Statements                                                                    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                        16


PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders                                              17

ITEM 6.  Exhibits and Reports on Form 8-K                                                                 17

SIGNATURES                                                                                                18

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             April 1,       September 30,
                                                                               2000             2000
                                                                             --------       -------------
                                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $  7,398         $  7,601
     Trade accounts receivable, net                                            24,464           30,688
     Inventories, net                                                          23,074           41,038
     Prepaid expenses and other                                                 1,918            2,134
                                                                             --------         --------
         Total current assets                                                  56,854           81,461

Property and equipment, net                                                     6,367            6,684
Deferred tax asset                                                              1,500            1,091
                                                                             --------         --------
         TOTAL ASSETS                                                        $ 64,721         $ 89,236
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                  $ 21,643         $ 30,705
     Current portion of long-term debt                                          7,120            7,260
     Accrued expenses and other liabilities                                     3,402            4,084
                                                                             --------         --------
         Total current liabilities                                             32,165           42,049

Deferred income taxes                                                             133              133

Long-term debt, net of current portion                                          7,591           19,286

Commitments                                                                        --               --

Stockholders' equity:
     Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
        none issued and outstanding                                                --               --
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        9,482,431 and 9,750,798 shares issued and 9,476,433 and
        9,744,802 shares outstanding, respectively                             22,228           22,592
     Retained earnings                                                          2,625            5,176
     Deferred compensation                                                        (21)              --
                                                                             --------         --------
         Total stockholders' equity                                            24,832           27,768
                                                                             --------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 64,721         $ 89,236
                                                                             ========         ========


   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three Months Ended                Six Months Ended
                                             -----------------------------    ------------------------------
                                             September 25,   September 30,    September 25,    September 30,
                                                1999             2000             1999             2000
                                             -------------   -------------    -------------    -------------
Net sales                                     $ 23,150         $ 46,719         $ 55,142         $ 89,416
Cost of sales                                   21,901           42,957           51,660           81,554
                                              --------         --------         --------         --------
     GROSS PROFIT                                1,249            3,762            3,482            7,862
Selling, general and administrative
   expenses                                      1,366            1,941            2,985            3,840
Recoveries                                        (209)            (338)            (209)          (1,062)
                                              --------         --------         --------         --------
     INCOME FROM OPERATIONS                         92            2,159              706            5,084
Other expense, net                                (149)            (563)            (377)            (972)
                                              --------         --------         --------         --------

    INCOME (LOSS) BEFORE INCOME TAXES              (57)           1,596              329            4,112

Provision (benefit) for income taxes               (22)             605              125            1,561
                                              --------         --------         --------         --------
     NET INCOME (LOSS)                        $    (35)        $    991         $    204         $  2,551
                                              ========         ========         ========         ========

     Basic earnings (loss) per share          $   0.00         $   0.10         $   0.02         $   0.27
                                              ========         ========         ========         ========

     Basic weighted average shares
       outstanding                               9,288            9,591            9,271            9,552
                                              ========         ========         ========         ========

     Diluted earnings (loss) per share        $   0.00         $   0.10         $   0.02         $   0.26
                                              ========         ========         ========         ========

     Diluted weighted average shares
          outstanding                            9,288           10,206            9,599            9,675
                                              ========         ========         ========         ========


   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                   ------------------------------
                                                                   September 25,    September 30,
                                                                       1999             2000
                                                                   -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                 $    204         $  2,551
   Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
        Deferred income taxes                                              --              409
        Depreciation and amortization                                     992              974
        Deferred compensation                                              69               21
        (Gain) loss on disposal of equipment                               (9)              --
Cash provided by (used in) changes in assets and liabilities:
        Trade accounts receivable                                         219           (6,224)
        Inventories                                                     2,094          (17,964)
        Prepaid expenses and other                                       (151)            (216)
        Trade accounts payable                                           (995)           9,062
        Accrued expenses and other liabilities                           (972)             682
                                                                     --------         --------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         1,451          (10,705)
Cash flows from investing activities:
       Purchases of property and equipment                               (319)          (1,291)
       Proceeds from sale of equipment                                     68               --
                                                                     --------         --------
CASH USED IN INVESTING ACTIVITIES                                        (251)          (1,291)
Cash flows from financing activities:
      Net borrowings (repayments) under debt Agreements                (1,342)          11,835
      Proceeds from stock options exercised                                50              310
      Cash proceeds from stock issued under employee
           stock purchase plan                                            130               54
                                                                     --------         --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (1,162)          12,199
Increase (decrease) in cash and cash equivalents                           38              203
Cash and cash equivalents, beginning of period                          7,330            7,398
                                                                     --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  7,368         $  7,601
                                                                     ========         ========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. THE COMPANY AND DESCRIPTION OF BUSINESS ACTIVITIES

    XeTel Corporation (the "Company") provides comprehensive and customized electronics manufacturing solutions to original equipment manufacturers primarily in the networking, telecommunications and computer industries. The Company incorporates advanced prototype services and complex electronics manufacturing assembly capabilities, together with materials and supply base management, advanced testing, systems integration services and order fulfillment, to provide turnkey solutions for its customers.

NOTE 2. BASIS OF PRESENTATION

     These interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 1, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments and, therefore, does not expect that the adoption of SFAS No. 133 will have an impact on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In SAB No. 101, the SEC staff expresses its view regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company will be required to adopt SAB No. 101, as amended by SAB No. 101B, for the quarter beginning December 31, 2000. The Company does not believe that the adoption of SAB No. 101 will have a significant impact on its financial statements and related disclosures.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN No. 44 clarifies the application of APB No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in SFAS No. 123. Among other issues, FIN No. 44 clarifies (a) the definition of employee for purposes of applying ABP No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has early adopted the provisions of FIN No. 44. The adoption of FIN No. 44 did not have a significant impact on the Company's financial statements and related disclosures.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4. RECOVERIES

    The components of Recoveries included in the Statements of Operations are as follows (in thousands):

                                                                       THREE MONTHS                    SIX MONTHS
                                                                          ENDED                          ENDED
                                                              ----------------------------   ------------------------------
                                                              SEPTEMBER 25,  SEPTEMBER 30,   SEPTEMBER 25,    SEPTEMBER 30,
                                                                 1999            2000            1999            2000
                                                              -------------  -------------   -------------    -------------
                                                                                      (UNAUDITED)
    (Recoveries) provision for doubtful accounts ......        $  (209)        $  (338)        $  (209)        $  (437)
    (Recoveries) provision for excess and obsolete
         inventory ....................................             --              --              --            (625)
                                                               -------         -------         -------         -------
                                                               $  (209)        $  (338)        $  (209)        $(1,062)
                                                               =======         =======         =======         =======

NOTE 5. TRADE ACCOUNTS RECEIVABLE, NET

    Trade accounts receivable, net consist of the following (in thousands):

                                                          APRIL 1,       SEPTEMBER 30,
                                                            2000             2000
                                                          --------       -------------
                                                                 (UNAUDITED)
    Accounts receivable ..........................        $ 27,512         $ 33,299
    Less: allowance for doubtful accounts ........          (3,048)          (2,611)
                                                          --------         --------
                                                          $ 24,464         $ 30,688
                                                          ========         ========

NOTE 6. INVENTORIES, NET

    Inventories, net consist of the following (in thousands):

                                      APRIL 1,     SEPTEMBER 30,
                                        2000           2000
                                      --------     -------------
                                             (UNAUDITED)
    Raw materials ............        $19,203        $30,374
    Work in progress .........          3,602         10,374
    Finished goods ...........            269            290
                                      -------        -------
                                      $23,074        $41,038
                                      =======        =======

    As of April 1, 2000 and September 30, 2000, the Company had allowances for obsolete raw materials (principally printed circuit board components) of $2.2 million $1.1 million, respectively.

    Cost of sales for the three and six month periods ended September 25, 1999 and September 30, 2000 includes provisions to the allowance for obsolete materials of $0 for both periods.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

    As of April 1, 2000, the Company had (i) a three-year revolving loan facility for $35 million with commercial banks and (ii) an equipment financing facility from a financial services company. There was $14.7 million outstanding under the commercial bank line of credit as of April 1, 2000. The Company's financing facilities contain certain restrictions, which among others, require maintenance of minimum financial ratios. At April 1, 2000, the Company was in compliance with such financial covenants.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


    As of September 30, 2000, the Company had $51 million in credit lines and equipment financing facilities, as follows: (i) a three-year revolving loan facility for $35 million with commercial banks; and (ii) an equipment financing facility for $16 million from a financial services company, of which $2.0 million was unused at September 30, 2000. There was $26.5 million outstanding under the revolving loan facility at September 30, 2000. The Company was eligible to borrow an additional $0.8 million, at September 30, 2000, pursuant to the revolving loan facility's borrowing formula. At September 30, 2000, the Company was in compliance with the financial covenants under its financing facilities.

    The Company may require additional financing in connection with its business and may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank borrowings or off-balance sheet financing. The need for funding, and the cost of and access to additional funds, are dependent, in the long term, on future operating results as well as conditions external to the Company. Working capital, together with cash generated from operations and a planned increase to the revolving loan facility and equipment lease line of credit will be sufficient to satisfy anticipated sales growth and fund planned investments in manufacturing facilities and equipment through the next 12 months.

NOTE 8. EARNINGS PER COMMON SHARE

    Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the related period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share (unaudited):

                                                           THREE MONTHS                 SIX MONTHS
                                                              ENDED                        ENDED
                                                  ----------------------------  ----------------------------
                                                  SEPTEMBER 25,  SEPTEMBER 30,  SEPTEMBER 25,  SEPTEMBER 30,
                                                      1999           2000           1999           2000
                                                  -------------  -------------  -------------  -------------
Basic earnings per share:
  Weighted average shares outstanding .......         9,288          9,591          9,271          9,552
                                                     ======        =======        =======        =======
  Net income (loss) .........................        $  (35)       $   991        $   204        $ 2,551
                                                     ======        =======        =======        =======
  Basic earnings per share ..................        $ 0.00        $  0.10        $  0.02        $  0.27
                                                     ======        =======        =======        =======

Diluted earnings per share:
  Weighted average shares outstanding .......         9,288          9,591          9,271          9,552
Common stock equivalents:
  Stock options .............................            --            615            328            123
                                                     ------        -------        -------        -------
                                                      9,288         10,206          9,599          9,675
                                                     ======        =======        =======        =======
  Net income ................................        $  (35)       $   991        $   204        $ 2,551
                                                     ======        =======        =======        =======
  Diluted earnings per share ................        $ 0.00        $  0.10        $  0.02        $  0.26
                                                     ======        =======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks discussed in "Risk Factors that May Affect Future Results, Financial Condition and Market Price of Securities" set forth elsewhere in this filing.

    All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-and-six month periods ended September 25, 1999 and September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

    We were founded in 1984 and, since our inception, have manufactured surface mount assemblies and performed other manufacturing services for original equipment manufacturers, or OEMs, in the electronics industry. The development and growth of our business have generally followed the trend by OEMs in the electronics industry to outsource all or a portion of their manufacturing requirements. In view of this trend, we have developed a range of electronics manufacturing services including product development support and advanced prototyping, materials procurement and supply base management, complex surface mount assembly, total system assembly and integration, manufacturing in various production volumes, advanced test engineering and testing, and after-market support. We have sought to forge long-term relationships with our customers as a single-source provider of comprehensive electronics manufacturing services. To establish and expand these OEM relationships, we acquired full-service manufacturing facilities in Dallas, Texas and San Ramon, California during 1996.

    In recent years we have implemented strategies to diversify our customer base, improve profitability, advance our manufacturing technologies and capabilities, broaden our service offerings and expand our manufacturing capacity. During fiscal 1999, a major OEM customer transferred its manufacturing of certain computer products in house as a part of its restructuring. In response, we reduced our cost structure by resizing our operations and subletting excess administrative and manufacturing space. We also continued to adopt advanced technologies, such as flip-chip and micro-ball grid array, in advance of the continuing emergence and commercial introduction of more complex electronics devices. In addition, we expanded into high growth markets requiring low- to moderate-volume, highly complex manufacturing solutions, and reorganized our service offerings by establishing dedicated service centers and broadening our services in total system assembly, systems integration and order fulfillment.

    As a result of these efforts, we have experienced increases in our net sales and profitability in recent quarters, fueled in large part by new relationships that we have developed with networking and telecommunications OEMs. In the quarter ended September 30, 2000, we derived approximately 48% of our net sales from networking OEMs and 43% from telecommunications OEMs. In addition, the percentage of revenues derived from our largest customer has decreased to 13% of net sales in the second quarter of fiscal 2001, from a peak of 55% of net sales in our first quarter of fiscal 1999. We have increased our gross profit margins as a result of our increased asset utilization, higher sales levels and cost management.

    Our results of operations are affected by the level of capacity utilization of our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Margins also vary based on the type of services we provide.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, historical statements of operations data for the three and six month periods ended September 25, 1999 and September 30, 2000.

                                                                THREE MONTHS                      SIX MONTHS
                                                                   ENDED                           ENDED
                                                        ----------------------------   -----------------------------
                                                        SEPTEMBER 25,  SEPTEMBER 30,   SEPTEMBER 25,   SEPTEMBER 30,
                                                           1999            2000            1999            2000
                                                        -------------  -------------   -------------   -------------
Net sales ........................................         100.0%          100.0%          100.0%          100.0%
Cost of sales ....................................          94.6            91.9            93.7            91.2
                                                          ------          ------          ------          ------
Gross profit .....................................           5.4             8.1             6.3             8.8
Selling, general and administrative expenses .....           5.9             4.2             5.4             4.3
Other charges (recoveries) .......................          (0.9)           (0.7)           (0.4)           (1.2)
                                                          ------          ------          ------          ------
Income from operations ...........................           0.4             4.6             1.3             5.7
Other (expense) income, net ......................          (0.7)           (1.2)           (0.7)           (1.1)
                                                          ------          ------          ------          ------
Income (loss) before income taxes ................          (0.3)            3.4             0.6             4.6
Provision (benefit) for income taxes .............          (0.1)            1.3             0.2             1.7
                                                          ------          ------          ------          ------
Net income (loss) ................................          (0.2)%           2.1%            0.4%            2.9%
                                                          ======          ======          ======          ======

NET SALES

    Net sales for the second quarter ended September 30, 2000 were $46.7 million, reflecting an increase of 102% from our net sales in the comparable second quarter period of the prior year of $23.2 million. Sales to our three largest customers during the quarter ended September 30, 2000 represented 13%, 13% and 13% of total net sales, with no other customer accounting for more than 10% of net sales. Sales to our three largest customers during the quarter ended September 25, 1999 represented 16%, 15% and 13% of total net sales, with no other customer accounting for more than 10% of net sales.

    Net sales for the six month period ended September 30, 2000, were $89.4 million, which reflected an increase of 62% from net sales of $55.1 million in the comparable six-month period of the prior fiscal year.

    The higher sales levels for the three-and-six month periods ended September 30, 2000, versus the comparable periods of the prior fiscal year, mainly reflected programs for new customers primarily in the networking and telecommunications segments of the electronics market.

GROSS PROFIT

    Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit is affected by, among other factors, the level of sales, mix of services, component costs and the level of capacity utilization at our facilities.

    Gross profit for the three months ended September 30, 2000 was $3.8 million versus $1.2 million for the three months ended September 25, 1999. Our gross margin, which represents our gross profit as a percentage of net sales, increased to 8.1% in the second quarter of fiscal 2001, versus 5.4% in the second quarter of fiscal 2000.

    Gross profit for the six months ended September 30, 2000 was $7.9 million versus $3.5 million for the six months ended September 25, 1999. Gross margin for the first six months of fiscal 2001 was 8.8% of net sales versus 6.3% in the comparable prior year period.

The favorable change in gross profit and gross margin reflected the higher sales levels, increased utilization of manufacturing assets, inventory variances and cost management, which more than offset the unfavorable effect that industry-wide component shortages had on manufacturing efficiency and higher costs incurred to expedite delivery of materials.

OPERATING EXPENSES

    Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations.

    SG&A expenses were $1.9 million in the quarter ended September 30, 2000 versus $1.4 million in the comparable quarter of the prior fiscal year. SG&A expenses represented 4.2% of net sales for the three months ended September 30, 2000 versus 5.9% of net sales for the three month period ended September 25, 1999, with the decrease attributable to higher sales levels and cost management.

     SG&A expenses were $3.8 million in the first six months of fiscal 2001 versus $3.0 million in the comparable prior year period. SG&A expenses as a percentage of net sales decreased to 4.3% for the first six months of fiscal 2001, from 5.4% in the comparable prior year period, primarily as a result of higher sales levels.

RECOVERIES

    Recoveries totaling $338,000 and $209,000 in the quarters ended September 30, 2000 and September 25, 1999, respectively, were realized from a work out plan with a customer. For the six-month periods ended September 30, 2000 and September 25, 1999, recoveries of $1.1 million and $209,000, respectively, were realized.

    The work out plan calls for the issuance of warrants to acquire shares of the customer's common stock and the recovery of amounts due us in the form of interest, accounts receivable and inventory. Due to the uncertainty of realization, a value has not been recorded for these warrants. Interest is being applied to amounts due us and then subsequently to interest income at such time, if ever, amounts due are fully recovered.

OTHER EXPENSE, NET

    Other expense, net for the three months ended September 30, 2000 increased to $563,000 compared to $149,000 for the three months ended September 25, 1999. Other expense, net for the six months ended September 30, 2000 increased to $972,000 compared to $377,000 for the six months ended September 25, 1999. The fiscal 2001 change in other expense, net over the comparable three-and-six month periods of fiscal 2000 was due to increased interest expense incurred on higher borrowings in fiscal 2001.

INCOME TAXES

    The provision (benefit) for income taxes of $605,000 and ($22,000) for the three months ended September 30, 2000 and September 25, 1999, respectively, reflected an effective tax rate of 38%. The provision for income taxes of $1.6 million and $125,000 for the six months ended September 30, 2000 and September 25, 1999, respectively, also reflected an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital was $39.4 million at September 30, 2000, compared to $24.7 million at the end of fiscal 2000. In addition to our available working capital at September 30, 2000, which included cash and cash equivalents of $7.6 million, we also had $2.8 million in unused credit facilities available under our bank and equipment lines of credit.

    Net cash used in operating activities was $10.7 million for the six months ended September 30, 2000. Cash flows used in operating activities during the six months ended September 30, 2000 primarily resulted from higher inventories and accounts receivable balances associated with higher sales levels; these were partially offset by other changes in working capital.

    Capital expenditures during the six months ended September 30, 2000 were $1.3 million. Management anticipates that capital expenditures in fiscal 2001 will increase from the level of capital expenditures made in fiscal 2000 to accommodate higher sales levels in fiscal 2001. Our expenditures on research and development in the second quarter and six months ended September 30, 2000 were $76,000 and $120,000, respectively, versus $45,000 and $91,000 in the comparable periods of fiscal 2000.

    In connection with our relocation and expansion in Dallas, Texas, in June 2000 we entered into a seven-year lease for a 50,000 square foot manufacturing facility. The lease requires payments of approximately $34,000 per month over the duration of the lease.

    As of September 30, 2000, we had $51 million in credit lines and equipment lease facilities, made up of the following: (1) a three-year revolving loan facility for $35 million that was entered into on March 31, 2000; and (2) an equipment lease facility for $16 million from a financial services company, of which $2.0 million was unused at September 30, 2000. There was $26.5 million outstanding under the revolving credit facility at September 30, 2000. The Company was eligible to borrow an additional $0.8 million, at September 30, 2000, pursuant to the revolving loan facility's borrowing formula. The revolving loan facility provides for automatic renewals for successive terms of equal duration thereafter unless terminated by either party prior to the renewal date. The revolving loan facility bears interest at LIBOR plus 2.25% to 3.00% depending upon certain financial ratios or prime or prime plus one-half of one percent (such rate determined based upon the amounts, financial ratios and period of loans), matures March 30, 2003 and is secured by certain of our assets. The revolving loan facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain collateral availability requirements on eligible accounts receivable and inventory. The equipment lease facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

    Our financing facilities contain certain restrictions, which among other things, require maintenance of minimum financial ratios. At September 30, 2000, we believe we were in compliance with the covenants relating to our financing facilities. We plan to increase our revolving loan facility and equipment lease line to support future growth.

    We may require additional financing in connection with our business. We may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank borrowings or off-balance sheet financing. Our need for funding, and the cost of and access to additional funds, are dependent, in the long term, on our future operating results as well as conditions external to us. We believe that our working capital, together with cash generated from operations and a planned increase to our revolving loan facility and equipment lease line will be sufficient to satisfy anticipated sales growth and fund our planned investments in manufacturing facilities and equipment through the next 12 months.

BACKLOG

    Our backlog at September 30, 2000 was approximately $206.8 million as compared to $138.4 million at July 1, 2000, $107.8 million at April 1, 2000 and $85.8 million at September 25, 1999. Backlog consists of purchase orders received by us and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

    As of September 30, 2000, we had approximately 710 full-time employees, supplemented from time to time by part-time employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND, IN SOME CASES, SOLE SOURCE SUPPLIERS FOR CRITICAL COMPONENTS. IF WE CANNOT OBTAIN SUFFICIENT COMPONENTS ON A TIMELY BASIS, OUR NET SALES WILL SUFFER.

    We depend on suppliers approved by our customers, including limited and sole source suppliers, to provide key components that are used in the products we manufacture for our customers. We have experienced in the past, and likely will continue to experience, delays in component deliveries which, in turn, can cause delays in product shipments or require the redesign of customers' products. In particular, the electronics industry recently has experienced shortages in the available supply of semiconductor devices, including DRAM, SRAM, flash memory, tantalum capacitors and other commodities, that have been caused by surges in overall market demand and constraints on supplier capacity. We may not receive adequate component supplies on a timely basis in the future. The inability on our part or our customers' or suppliers' part to continue to obtain components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments which would delay our ability to recognize revenues. Any extended delays in our ability to manufacture products for our customers could damage our relationships with them and impair our reputation in the industry, either of which could result in a reduction in our net sales.

A MAJORITY OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS. IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

    In the past, we derived a significant percentage of our net sales from a relatively small number of customers. Our three largest customers accounted for approximately 38% of our net sales for the quarter ended September 30, 2000 and approximately 34% and 47% of our net sales in the fiscal years ended April 1, 2000 and March 27, 1999, respectively. We expect that we will continue to depend on a small number of customers in future periods for large percentages of our net sales, and as a result, any material delay, cancellation or reduction of orders from these customers could cause our net sales to decline significantly. We may not be able to retain any of our largest customers.

    In addition, our customers may materially reduce the level of services ordered from us at any time, and typically may do so with 30 days' advance notice. A significant reduction in the demand for our services would cause a significant decline in our net sales which could continue over a period of several fiscal quarters. Because many of our expenses are fixed in the short term, we may not be able to reduce the accompanying expenses over the period in which such a decline occurs. Moreover, our business, financial condition and results of operations will continue to depend in significant part on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers, a number of which are emerging growth technology companies with highly volatile results of operations. Therefore, any adverse events affecting our customers or the demand for their products from end users could materially and adversely affect our business.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

    Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to a number of factors, many of which are outside of our control, including the following:

    o   the introduction or discontinuance of our customers' products;

    o our ability to fully utilize our equipment and facilities, which in turn is dependent on material availability and the duration of the production run time for each customer's order;

    o parts shortages which prevent us from shipping our products in a timely manner;

    o differences in gross margins associated with various types of our manufacturing services;

    o our ability to optimize the timing and amount of inventory purchases in order to take advantage of volume discounts and to minimize expediting and inventory holding costs;

    o fluctuations in OEMs' demand for our services or in end-user demand for the products that we manufacture for our customers;

    o timing of capital and infrastructure expenditures in anticipation of increased sales; and

    o   business cycles of our customers.

    If any of these factors occur, our operating results could fall below the expectations of securities analysts and investors. If this occurs, the market price of our common stock could decline significantly and our business could be harmed.

WE DEPEND UPON SEGMENTS OF THE ELECTRONICS INDUSTRY WHICH FOCUS ON TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT PRODUCT LIFE CYCLES. IF WE CANNOT MANUFACTURE PRODUCTS FOR OUR CUSTOMERS ON A COST-EFFECTIVE BASIS, OUR BUSINESS WILL BE HARMED.

    Most of our net sales are to companies in the networking and telecommunications segments of the electronics industry. These segments of the electronics industry are particularly susceptible to rapid technological changes and short product life cycles. If our customers are unable to develop and successfully introduce to market products that keep pace with the changing technological environment, our customers' existing products could become obsolete, thereby reducing the demand for our services. If we fail to offer technologically advanced, cost-effective and quick response manufacturing services to networking, telecommunications and other customers, our ability to support their needs for manufacturing and related services will be impaired and the demand for our services will decline.

WE MAY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH SHORTAGES IN THE AVAILABILITY OF ELECTRONICS COMPONENTS.

    One of the services that we perform for many customers is materials procurement and supply base management of the parts and components that are used in manufacturing their products. Shortages of various types of components in the electronics industry occur from time to time and are difficult to predict and inevitably result in higher prices for products that are in short supply. As a result, unless we are successful in recovering price increases under our agreements with our customers, we may bear the risk of price increases for these components which could negatively impact our profitability.


WE MAY FACE WORKING CAPITAL CONSTRAINTS DUE TO CUSTOMER INVENTORY REQUIREMENTS OR MATERIALS SHORTAGES.

    In performing materials procurement and supply base management services, we typically purchase components and other materials on behalf of our customers with our own working capital resources. Therefore, to the extent we experience increases in orders for our services from new or existing customers, or the schedule for manufacturing services is delayed for any reason, including an inability to procure needed components, we incur a larger inventory of components and other materials pending their use in manufacturing and assembly processes. The acquisition of this inventory, combined with reductions in cash flow from delays in our shipment of completed orders, has in the past placed a significant strain on our working capital resources. If we incur significant delays in our shipment of products, or if we receive significant new orders from customers that require the purchase of additional components, we may experience significant challenges in obtaining the working capital necessary to fund new component purchases or to generally sustain our operations. If we are unable to purchase components in advance for customer manufacturing programs, we may experience further delays in our manufacturing processes and our business reputation and customer relations may be impaired.

VARIABILITY IN THE VOLUME AND TIMING OF OUR SALES COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    The volume and timing of sales of our services to our customers have varied in the past and are expected to vary in the future due to:

    o   variation in end-user demand for our customers' products;

    o   our customers' management of their inventory;

    o   electronic design changes, including changes in industry standards;

    o   changes in our customers' manufacturing strategies; and

    o   acquisitions or consolidations involving our customers.

    Continued variations in the volume and timing of sales could have a material adverse effect on our operating results.

BECAUSE WE DO NOT HAVE LONG-TERM CONTRACTS, OUR CUSTOMERS MAY CANCEL THEIR ORDERS OR CHANGE PRODUCTION QUANTITIES. ADDITIONALLY, CUSTOMERS MAY FAIL TO PAY US FOR OUR SERVICES. THE OCCURRENCE OF ANY OF THESE EVENTS COULD HARM OUR BUSINESS.

    Because of uncertainty in the market demand for their products, our customers are generally unwilling to enter into long-term purchase orders or commitments with us. Instead, we typically work with our customers to develop nonbinding forecasts of their future volume of orders. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules, materials required and the levels and utilization of personnel and other resources. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured on their behalf and, in some cases, charges associated with cancellations, order reductions or scheduling delays. Cancellations, reductions or delays in significant orders for our services by customers have adversely affected our business, financial condition and results of operations in the past. To the extent they occur in the future, our future results of operations could be affected and could cause us to reduce manufacturing capacity through layoffs or plant closures. In addition, we have experienced in the past, and may encounter in the future, difficulty in the collection of accounts receivables from our customers, particularly with respect to smaller, privately-held customers that have a limited ability to readily access capital. Any failure by customers to pay for the services that we perform for them could materially and adversely affect our working capital and financial condition.

WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

    We have made and will continue to make substantial capital expenditures to expand our operations and remain competitive in the electronics manufacturing services, or EMS, industry. Our future success may depend on our ability to obtain additional financing to support our continued growth and operations. We may seek to raise capital by:

    o   issuing additional common stock or other equity instruments;

    o   issuing debt securities;

    o   obtaining additional lease financings;

    o   increasing our lines of credit; or

    o   obtaining off-balance sheet financing.

    We may not be able to obtain additional financing when we want or need it, and financing may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, our stockholders' ownership interest may be diluted. Furthermore, any additional financing may have terms and conditions that constrain our ability to operate our business, such as the imposition of financial or operating covenants or high interest rates.

THE RELOCATION OF OUR DALLAS MANUFACTURING FACILITY COULD DISRUPT OUR
OPERATIONS.

    We are in the process of relocating our Dallas facility. This relocation will entail a number of risks, including the potential disruption of our manufacturing operations or our ability to ship products to our customers. The relocation may result in damage to equipment and machinery, delays in scheduled production and interruption of work in process. As a consequence, our business and results of operations could be materially and adversely affected for the second half of our fiscal year ending March 31, 2001.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

    We have recently experienced an increase in the demand for our services. In response, we have purchased additional capital equipment and expanded our workforce. In addition, we plan to further expand our manufacturing capacity, which also will increase our fixed costs and require us to recruit and retain additional personnel. A continuing period of rapid growth, including additional expansion and possible acquisitions, could place a significant strain on our management, operations, financial and other resources. In order to manage our growth, we must manage our existing resources efficiently, invest more resources in our operations, extend our financial and management information systems and internal process controls, and retain, motivate and manage our employees. If our management is unable to manage growth effectively, the quality of our services and our ability to retain key personnel could be materially and adversely affected, which would impair our ability to grow our business and respond to new market opportunities.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR REDUCTIONS IN PRICES FOR OUR SERVICES.

    The EMS industry is highly competitive. We compete against large U.S. and foreign EMS providers that conduct operations in our markets, as well as numerous EMS providers that operate on a local or regional basis. Consolidation in the EMS industry has changed and intensified the competitive landscape by creating larger and more geographically diverse competitors possessing significant resources.

    Many of our competitors have substantially broader manufacturing capabilities, particularly in the area of volume production, and greater financial and marketing resources. In addition, we may operate at a cost disadvantage relative to manufacturers that have greater direct buying power with component suppliers or that have lower cost structures. Furthermore, current and prospective customers continually evaluate the merits of manufacturing products internally and will from time to time bring manufacturing services in house in order to utilize their own excess capacity.

    Competition from existing or potential competitors may have a material adverse effect on our business. The development of more advanced manufacturing technology and processes could decrease the demand for our services. In addition, the introduction of lower priced competition or significant price reductions by our competitors could result in price reductions for our services.

WE DEPEND ON CERTAIN KEY PERSONNEL AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

    Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled engineers involved in providing product development support and advanced prototyping services. We generally do not have employment agreements with our key employees. The competition for these individuals is intense and the loss of key employees could have a material adverse effect on our business.

WE ARE DEPENDENT ON THE CONTINUING TREND BY OEMS TO OUTSOURCE THEIR EMS NEEDS.

    A substantial factor in our revenue growth is attributable to the continuing trend by OEMs in the electronics industry to outsource their design, prototype development, assembly, manufacturing and related needs to third-party service providers. Our future growth is dependent in part on new opportunities to provide our services to OEMs that are seeking to outsource their manufacturing requirements. Our current and prospective customers continually evaluate the merits of manufacturing products internally and will "in-source" their requirements when it is economically prudent. To the extent that new opportunities to provide our services are not available or customers elect to manufacture a portion of their product requirements internally, our future growth would be impaired which would adversely affect our results of operations.

THE PRODUCTS THAT WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

    We manufacture highly complex products to our customers' specifications. These products may at times contain design or manufacturing errors or failures. Despite our quality control and quality assurance efforts, defects may be discovered in products that we have previously manufactured or may manufacture in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to our customers, or in a reduction in or a cancellation of customers' orders. If defects occur in large quantities of products that we manufacture or occur too frequently, our business reputation also may be impaired. In addition, defects may result in liability claims against us. It may be costly to defend against and settle these claims. The occurrence of any of these events could have a material adverse effect on our financial condition and results of operations.

PROVISIONS IN OUR CHARTER DOCUMENTS, STOCKHOLDER RIGHTS PLAN AND AGREEMENTS WITH EXECUTIVES AND PROVISIONS OF DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR STOCK.

    Our certificate of incorporation and bylaws contain various provisions, including provisions related to notice periods, staggered terms of office for members of our board of directors and the issuance of preferred stock, that may make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, we have adopted a stockholder rights plan which, if invoked in the context of a potential acquisition of our company that is opposed by our board of directors, may cause substantial dilution to the party that is attempting to acquire control of our company. We have also entered into agreements with a number of our executives allowing for cash payments to them following a change in control of our company under specified circumstances, such as termination of their employment without cause. Finally, Delaware law prohibits business combinations with some interested stockholders. Any of these factors may dissuade a third party from attempting to acquire our company, and as a result, the existence of these provisions may limit the market price for shares of our common stock.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

    As a company in the EMS industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. If we fail to comply with environmental laws and regulations, we may be subject to liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations. Furthermore, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We invest our cash in money market funds or instruments which meet high credit quality standards specified by our investment policy. We do not use financial instruments for trading or other speculative purposes. Our financing facilities are subject to market risk by way of interest rate fluctuations. The carrying amount of our long-term debt approximates fair value due to the periodic adjustments of our interest rate on the debt to current market rates.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on August 23, 2000 in Austin, Texas, the Company's stockholders voted on the election of directors and a shareholder proposal. All directors recommended were elected. The shareholder proposal was not approved.

                         Proposal 1:  Election of Directors

                Name of Nominee                         Votes in Favor          Votes Against          Abstentions
                ---------------                         --------------          -------------          -----------
                Alan R. Schuele (Class II Director)        8,756,224                33,350                  --
                C. Scott Kulicke (Class II Director)       8,883,987                33,350                  --
                Malcolm Hargrave                             127,763                    --                  --

                Total shares voted 8,917,337 with no broker non-votes.

                The following directors terms of office will continue after the Annual Meeting of Stockholders held on August 23, 2000:

                           Sam L. Densmore
                           Angelo A. Decaro, Jr.
                           Ronald W. Guire

                Proposal 2: Stockholder Proposal to Amend Change-in-Control Agreements

                                                        Votes in Favor          Votes Against          Abstentions
                                                        --------------          -------------          -----------
                                                            247,844               5,024,518               9,600

                Broker non-votes amounted to 3,635,375.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

                The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)      Reports on Form 8-K

                The Company did not file any report on Form 8-K during the three month period ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                XETEL CORPORATION

Date:  November 14, 2000        By: /s/ Angelo A. DeCaro, Jr.
                                    --------------------------------------------
                                    Angelo A. DeCaro, Jr.
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)

                                    /s/ Richard S. Chilinski
                                    --------------------------------------------
                                    Richard S. Chilinski
                                    Senior Vice President, Chief Financial
                                    Officer and Assistant Secretary
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 27.1            Financial Data Schedule