Form 10-Q
period 2000-12-30
XETEL CORP
filed 2001-02-13
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

As of the close of business on February 2, 2001, 9,919,193 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of April 1, 2000 and December 30, 2000                                         3

         Statements of Operations for the three and nine months ended
             December 25, 1999 and December 30, 2000                                                      4

         Statements of Cash Flows for the nine months ended
             December 25, 1999 and December 30, 2000                                                      5

         Notes to Financial Statements                                                                    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                        16


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                                                 17

SIGNATURES                                                                                                17

PART I            FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           April 1,    December 30,
                                                                             2000          2000
                                                                          ---------    ------------
                                                                                        (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                             $  7,398       $  5,085
     Trade accounts receivable, net                                          24,464         32,029
     Inventories, net                                                        23,074         52,474
     Deferred tax asset                                                       1,022          1,161
     Prepaid expenses and other                                                 896          6,196
                                                                           --------       --------
         Total current assets                                                56,854         96,945

Property and equipment, net                                                   6,367          6,677
Deferred tax asset                                                            1,500            200
                                                                           --------       --------
         TOTAL ASSETS                                                      $ 64,721       $103,822
                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                $ 21,643       $ 33,099
     Current portion of long-term debt                                        7,120             --
     Accrued expenses and other liabilities                                   3,402         10,481
                                                                           --------       --------
         Total current liabilities                                           32,165         43,580



Deferred income taxes                                                           133            133
Long-term debt, net of current portion                                        7,591         29,471

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
        none issued and outstanding                                              --             --
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        9,482,431 and 9,925,191 shares issued and 9,476,433 and
        9,919,193 shares outstanding, respectively                           22,228         22,831
     Retained earnings                                                        2,625          7,807
     Deferred compensation                                                      (21)            --
                                                                           --------       --------
         Total stockholders' equity                                          24,832         30,638
                                                                           --------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 64,721       $103,822
                                                                           ========       ========



The accompanying notes are an integral part of these financial statements.     3

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             Three Months Ended              Nine Months Ended
                                        -----------------------------   ----------------------------
                                        December 25,     December 30,   December 25,    December 30,
                                            1999             2000           1999            2000
                                        ------------     ------------   ------------    ------------
Net sales                                $  29,425       $  52,064       $  84,567       $ 141,480
Cost of sales                               27,737          46,644          79,397         128,198
                                         ---------       ---------       ---------       ---------
     GROSS PROFIT                            1,688           5,420           5,170          13,282

Selling, general and administrative
   expenses                                  1,574           2,346           4,559           6,186
Recoveries, net                               (465)         (1,719)           (674)         (2,781)
                                         ---------       ---------       ---------       ---------
     INCOME FROM OPERATIONS                    579           4,793           1,285           9,877
Other expense, net                            (137)           (640)           (514)         (1,612)
                                         ---------       ---------       ---------       ---------


    INCOME BEFORE INCOME TAXES                 442           4,153             771           8,265

Provision for income taxes                     168           1,522             293           3,083
                                         ---------       ---------       ---------       ---------
     NET INCOME                          $     274       $   2,631       $     478       $   5,182
                                         =========       =========       =========       =========

     Basic earnings per share            $    0.03       $    0.27       $    0.05       $    0.54
                                         =========       =========       =========       =========

     Basic weighted average shares
       outstanding                           9,379           9,795           9,307           9,633
                                         =========       =========       =========       =========

     Diluted earnings per share          $    0.03       $    0.26       $    0.05       $    0.52
                                         =========       =========       =========       =========

     Diluted weighted average
          shares outstanding                 9,499          10,197           9,515           9,978
                                         =========       =========       =========       =========




The accompanying notes are an integral part of these financial statements.     4

                               XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                     ---------------------------
                                                     December 25,   December 30,
                                                         1999           2000
                                                     ------------   ------------
Cash flows from operating activities:
   Net income                                         $    478       $  5,182
   Adjustments to reconcile net income
       to net cash (used in) provided
     by operating activities:
        Deferred income taxes                               --          1,161
        Depreciation and amortization                    1,464          1,451
        Deferred compensation                              104             21
        Gain on disposal of equipment                       (9)           (28)
Changes in assets and liabilities:
        Trade accounts receivable                       (3,924)        (7,565)
        Inventories                                      2,313        (29,400)
        Prepaid expenses and other                        (110)        (5,300)
        Trade accounts payable                             443         11,456
        Accrued expenses and other liabilities            (673)         7,079
                                                      --------       --------
CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                   86        (15,943)
Cash flows from investing activities:
       Purchases of property and equipment                (492)        (1,824)
       Proceeds from sale of equipment                      68             91
                                                      --------       --------
CASH USED IN INVESTING ACTIVITIES                         (424)        (1,733)
Cash flows from financing activities:
      Net borrowings under debt
              agreements                                    14         14,760
      Proceeds from stock options exercised                154            466
      Cash proceeds from stock issued under
              employee stock purchase plan                 214            137
                                                      --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES                      382         15,363
Increase (decrease) in cash and cash equivalents            44         (2,313)
Cash and cash equivalents, beginning of period           7,330          7,398
                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  7,374       $  5,085
                                                      ========       ========



  The accompanying notes are an integral part of these financial statements.  5

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

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN No. 44 clarifies the application of APB No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in SFAS No. 123. Among other issues, FIN No. 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has early adopted the provisions of FIN No. 44. The adoption of FIN No. 44 did not have a significant impact on the Company's financial statements and related disclosures.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4. RECOVERIES, NET

    The components of Recoveries, net included in the Statements of Operations are as follows (in thousands):

                                                              THREE MONTHS                NINE MONTHS
                                                                 ENDED                       ENDED
                                                      ---------------------------  --------------------------
                                                      DECEMBER 25,   DECEMBER 30,  DECEMBER 25,  DECEMBER 30,
                                                          1999           2000         1999          2000
                                                      ------------   ------------  ------------  ------------
                                                                          (UNAUDITED)
Recoveries from customer A under forbearance
     agreement ...................................      $  (465)      $(2,425)      $  (674)      $(3,487)
Provisions for customer B ........................           --           486            --           486
Other expenses ...................................           --           220            --           220
                                                        -------       -------       -------       -------
                                                        $  (465)      $(1,719)      $  (674)      $(2,781)
                                                        =======       =======       =======       =======

    Recoveries totaling $2.4 million and $465,000 in the quarters ended December 30, 2000 and December 25, 1999, respectively, were realized from a work out plan and forbearance agreement with customer A. For the nine-month periods ended December 30, 2000 and December 25, 1999, recoveries of $3.5 million and $674,000, respectively, were realized from customer A.

    The work out plan and forbearance agreement was entered into with customer A due to a provision certain amounts receivable at the end of fiscal year 1999. As a result of the work out plan, the Company recovered substantially all of the fiscal 1999 principal amounts reserved. The work out plan also called for the issuance of warrants to acquire shares of the customer's common stock and the recovery of amounts due to the Company in the form of interest. These warrants were sold in February 2001.

     Due to several recent factors, including turning collection of amounts due from customer B over to legal counsel, the Company recorded a provision for all amounts due from customer B in the quarter ended December 30, 2000. The total provision for this customer in the quarter ended December 30, 2000 was $486,000. Other expenses, netted with recoveries, in the quarter ended December 30, 2000 was $220,000.

NOTE 5. TRADE ACCOUNTS RECEIVABLE, NET

    Trade accounts receivable, net consist of the following (in thousands):

                                                 APRIL 1,      DECEMBER 30,
                                                  2000             2000
                                                 --------      ------------
                                                       (UNAUDITED)
Accounts receivable .......................      $ 27,512       $ 32,406
Less: allowance for doubtful accounts .....        (3,048)          (377)
                                                 --------       --------
                                                 $ 24,464       $ 32,029
                                                 ========       ========

NOTE 6. INVENTORIES, NET

    Inventories, net consist of the following (in thousands):

                             APRIL 1,    DECEMBER 30,
                               2000         2000
                             --------    ------------
                                  (UNAUDITED)
Raw materials ..........      $19,203      $41,593
Work in progress .......        3,602        8,787
Finished goods .........          269        2,094
                              -------      -------
                              $23,074      $52,474
                              =======      =======

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


    As of April 1, 2000 and December 30, 2000, the Company had allowances for obsolete raw materials (principally printed circuit board components) of $2.2 million and $0.7 million, respectively.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

    As of April 1, 2000 and December 30, 2000, the Company had (i) a three-year revolving loan facility for $35 million with commercial banks and (ii) an equipment lease facility from a financial services company. There was $14.7 million and $29.5 million outstanding under the commercial bank line of credit as of April 1, 2000 and December 30, 2000, respectively. As of December 30, 2000, the interest rate charged on the line of credit was 10.0%. The borrowings are secured by the accounts receivable and inventory of the Company. The Company was eligible to borrow an additional $0.3 million, at December 30, 2000, pursuant to the revolving loan facility's borrowing formula. The Company's financing facilities contain certain restrictions, which among others, require maintenance of minimum financial ratios. At April 1, 2000 and December 30, 2000, the Company was in compliance with such financial covenants.

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

    The following table sets forth the computation of basic and diluted earnings per share (unaudited):

                                                           THREE MONTHS                     NINE MONTHS
                                                               ENDED                            ENDED
                                                   ----------------------------     -----------------------------
                                                   DECEMBER 25,    DECEMBER 30,     DECEMBER 25,     DECEMBER 30,
                                                       1999            2000             1999             2000
                                                   ------------    ------------     ------------     ------------
Basic earnings per share:
  Weighted average shares outstanding                  9,379            9,795            9,307            9,633
                                                     =======          =======          =======          =======
  Net income ..............................          $   274          $ 2,631          $   478          $ 5,182
                                                     =======          =======          =======          =======
  Basic earnings per share ................          $  0.03          $  0.27          $  0.05          $  0.54
                                                     =======          =======          =======          =======

Diluted earnings per share:
  Weighted average shares outstanding                  9,379            9,795            9,307            9,633
Common stock equivalents:
  Stock options ...........................              120              402              208              345
                                                     -------          -------          -------          -------
                                                       9,499           10,197            9,515            9,978
                                                     =======          =======          =======          =======
  Net income ..............................          $   274          $ 2,631          $   478          $ 5,182
                                                     =======          =======          =======          =======
  Diluted earnings per share ..............          $  0.03          $  0.26          $  0.05          $  0.52
                                                     =======          =======          =======          =======

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

    All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended December 25, 1999 and December 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

    As a result of these efforts, we have experienced increases in our net sales and profitability in recent quarters, fueled in large part by new relationships that we have developed with networking and telecommunications OEMs. In the quarter ended December 30, 2000, we derived approximately 42% of our net sales from networking OEMs and 41% from telecommunications OEMs. In addition, the percentage of revenues derived from our largest customer has decreased to 21% of net sales in the third quarter of fiscal 2001, from a peak of 55% of net sales in our first quarter of fiscal 1999. We have increased our gross profit margins as a result of our increased asset utilization, higher sales levels and cost management.

    Our results of operations are affected by the level of capacity utilization of our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Margins also vary based on the type of services we provide.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, historical statements of operations data for the three and nine month periods ended December 25, 1999 and December 30, 2000.

                                                               THREE MONTHS                       NINE MONTHS
                                                                   ENDED                             ENDED
                                                       -----------------------------      ----------------------------
                                                       DECEMBER 25,     DECEMBER 30,      DECEMBER 25,    DECEMBER 30,
                                                           1999             2000              1999            2000
                                                       ------------     ------------      ------------    ------------
Net sales .......................................          100.0%           100.0%           100.0%           100.0%
Cost of sales ...................................           94.3             89.6             93.9             90.6
                                                           -----            -----            -----            -----
Gross profit ....................................            5.7             10.4              6.1              9.4
Selling, general and administrative expenses ....            5.3              4.5              5.4              4.4
                                                                                                              .....
Recoveries, net .................................           (1.6)            (3.3)            (0.8)            (2.0)
                                                           -----            -----            -----            -----
Income from operations ..........................            2.0              9.2              1.5              7.0
Other expense, net ..............................           (0.5)            (1.2)            (0.6)            (1.1)
                                                           -----            -----            -----            -----
Income before income taxes ......................            1.5              8.0              0.9              5.9
Provision for income taxes ......................            0.6              2.9              0.3              2.2
                                                           -----            -----            -----            -----
Net income ......................................            0.9%             5.1%             0.6%             3.7%
                                                           =====            =====            =====            =====

NET SALES

    Net sales for the quarter ended December 30, 2000 were $52.1 million, reflecting an increase of 77% from our net sales in the comparable quarter period of the prior year of $29.4 million. Sales to our three largest customers during the quarter ended December 30, 2000 represented 21%, 14% and 9% of total net sales, with no other customer accounting for more than 5% of net sales. Sales to our three largest customers during the quarter ended December 25, 1999 represented 17%, 16% and 8% of total net sales, with no other customer accounting for more than 5% of net sales.

    Net sales for the nine-month period ended December 30, 2000, were $141.5 million, which reflected an increase of 67% from net sales of $84.6 million in the comparable nine-month period of the prior fiscal year.

    The higher sales levels for the three and nine month periods ended December 30, 2000, versus the comparable periods of the prior fiscal year, mainly reflected programs for new customers primarily in the networking and telecommunications segments of the electronics market.

GROSS PROFIT

    Gross profit is defined as net sales less cost of sales. Cost of sales consists of direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit is affected by, among other factors, the level of sales, mix of services, component costs and the level of capacity utilization at our facilities.

    Gross profit for the quarter ended December 30, 2000 was $5.4 million versus $1.6 million for the quarter ended December 25, 1999. Our gross margin, which represents our gross profit as a percentage of net sales, increased to 10.4% in the third quarter of fiscal 2001, versus 5.7% in the third quarter of fiscal 2000.

     Gross profit for the nine months ended December 30, 2000 was $13.3 million versus $5.2 million for the nine months ended December 25, 1999. Gross margin for the first nine months of fiscal 2001 was 9.4% of net sales versus 6.1% in the comparable prior year period.

     The favorable change in gross profit and gross margin was a result of higher sales levels, increased utilization of manufacturing assets, inventory variances, a greater mix of higher yielding prototype services and cost management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related expenses, marketing and promotional expenses, and sales commissions paid to direct sales personnel and independent sales representative organizations.

    SG&A expenses were $2.3 million in the quarter ended December 30, 2000 versus $1.6 million in the comparable quarter of the prior fiscal year. SG&A expenses represented 4.5% of net sales for the quarter ended December 30, 2000 versus 5.3% of net sales for the quarter ended December 25, 1999, with the decrease attributable to higher sales levels and cost management.

     SG&A expenses were $6.2 million in the first nine months of fiscal 2001 versus $4.6 million in the comparable prior year period. SG&A expenses as a percentage of net sales decreased to 4.4% for the first nine months of fiscal 2001, from 5.4% in the comparable prior year period, primarily as a result of higher sales levels.

RECOVERIES, NET

    Recoveries totaling $2.4 million and $465,000 in the quarters ended December 30, 2000 and December 25, 1999, respectively, were realized from a work out plan and forbearance agreement with customer A. For the nine-month periods ended December 30, 2000 and December 25, 1999, recoveries of $3.5 million and $674,000, respectively, were realized from customer A.

    The work out plan and forbearance agreement was entered into with customer A due to a provision of certain amounts receivable at the end of fiscal year 1999. As a result of the work out plan, we recovered substantially all of the fiscal 1999 principal amounts reserved. The work out plan also called for the issuance of warrants to acquire shares of the customer's common stock and the recovery of amounts due us in the form of interest. These warrants were sold in February 2001.

     Due to several recent factors, including turning collection of amounts due from customer B over to our legal counsel, we recorded a provision for all amounts due from customer B in the quarter ended December 30, 2000. The total provision for this customer in the quarter ended December 30, 2000 was $486,000. Other expenses, netted with recoveries, in the quarter ended December 30, 2000 was $220,000.

OTHER EXPENSE, NET

    Other expense, net for the quarter ended December 30, 2000 increased to $640,000 compared to $137,000 for the quarter ended December 25, 1999. Other expense, net for the nine months ended December 30, 2000 increased to $1.6 million compared to $514,000 for the nine months ended December 25, 1999. The fiscal 2001 change in other expense, net over the comparable three-and-nine month periods of fiscal 2000 was due to increased interest expense incurred on higher borrowings in fiscal 2001.

INCOME TAXES

    The provision for income taxes of $1.5 million and $168,000 for the quarter ended December 30, 2000 and December 25, 1999, respectively, reflected an effective tax rate of 37% and 38%. The provision for income taxes of $3.1 million and $293,000 for the nine months ended December 30, 2000 and December 25, 1999, respectively, also reflected an effective tax rate of 37% and 38%.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital was $53.4 million at December 30, 2000, compared to $24.7 million at the end of fiscal 2000. Our available working capital at December 30, 2000 included cash and cash equivalents of $5.1 million.

    Net cash used in operating activities was $15.9 million for the nine months ended December 30, 2000. Cash flows used in operating activities during the nine months ended December 30, 2000 primarily resulted from higher inventories and accounts receivable balances associated with higher sales levels; these were partially offset by other changes in working capital.

    Capital expenditures during the nine months ended December 30, 2000 were $1.8 million. Management anticipates that capital expenditures in fiscal 2001 will increase from the level of capital expenditures made in fiscal 2000 to accommodate higher sales levels in fiscal 2001 and from the leasehold improvements made on the new Dallas facility.

    In connection with our relocation and expansion in Dallas, Texas, in December 2000 we entered into a seven-year lease for a 50,000 square foot manufacturing facility. The lease requires payments of approximately $34,000 per month over the duration of the lease.

    As of December 30, 2000, we had $51 million in credit lines and equipment lease facilities, made up of the following: (1) a three-year revolving loan facility for $35 million that was entered into on March 31, 2000; and (2) an equipment lease facility for $16 million from a financial services company. There was $29.5 million outstanding under the revolving credit facility at December 30, 2000. The Company was eligible to borrow an additional $0.3 million, at December 30, 2000, pursuant to the revolving loan facility's borrowing formula. The revolving loan facility provides for automatic renewals for successive terms of equal duration thereafter unless terminated by either party prior to the renewal date. The revolving loan facility bears interest at LIBOR plus 2.25% to 3.00% depending upon certain financial ratios or prime or prime plus one-half of one percent (such rate determined based upon the amounts, financial ratios and period of loans), matures March 30, 2003 and is secured by certain of our assets. The revolving loan facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain collateral availability requirements on eligible accounts receivable and inventory. The equipment lease facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment.

    Our financing facilities contain certain restrictions, which among other things, require maintenance of minimum financial ratios. At December 30, 2000, we believe we were in compliance with the covenants relating to our financing facilities. We are in the process of increasing our revolving loan facility, and have already secured an additional $5.4 million in equipment lease lines, in the quarter ended March 31, 2001 to support future growth.

    We may require additional financing in connection with our business. We may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank borrowings or off-balance sheet financing. Our need for funding, and the cost of and access to additional funds, are dependent on our future operating results as well as external conditions. We believe that our working capital, together with cash generated from operations, $5.4 million in recently secured additional equipment lease lines and either the planned increase to our revolving loan facility or the issuance of other debt or equity securities, will be sufficient to satisfy anticipated working capital requirements through the next 12 months.

BACKLOG

    Our backlog at December 30, 2000 was approximately $195.0 million as compared to $206.8 million at September 30, 2000, $138.4 million at July 1, 2000, $107.8 million at April 1, 2000 and $96.2 million at December 25, 1999. Backlog consists of purchase orders received by us and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

    As of December 30, 2000, we had approximately 735 full-time employees, supplemented from time to time by part-time employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

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

A MAJORITY OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS. IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

    In the past, we derived a significant percentage of our net sales from a relatively small number of customers. Our three largest customers accounted for approximately 44% of our net sales for the quarter ended December 30, 2000 and approximately 34% and 47% of our net sales in the fiscal years ended April 1, 2000 and March 27, 1999, respectively. We expect that we will continue to depend on a small number of customers in future periods for large percentages of our net sales, and as a result, any material delay, cancellation or reduction of orders from these customers could cause our net sales to decline significantly. We may not be able to retain any of our largest customers.

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

WE MAY FACE WORKING CAPITAL CONSTRAINTS DUE TO CUSTOMER INVENTORY REQUIREMENTS OR MATERIALS SHORTAGES.

    In performing materials procurement and supply base management services, we typically purchase components and other materials on behalf of our customers with our own working capital resources. Therefore, to the extent we experience increases in orders for our services from new or existing customers, or the schedule for manufacturing services is delayed for any reason, including an inability to procure needed components, we incur a larger inventory of components and other materials pending their use in manufacturing and assembly processes. The acquisition of this inventory, combined with reductions in cash flow from delays in our shipment of completed orders, has in the past placed a significant strain on our working capital resources. If we incur significant delays in our shipment of products, or components, or if we receive significant new orders from customers that require the purchase of additional components, we may experience significant challenges in obtaining the working capital necessary to fund new component purchases or to generally sustain our operations. If we are unable to purchase components in advance for customer manufacturing programs, we may experience further delays in our manufacturing processes and our business reputation and customer relations may be impaired.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

    At December 30, 2000 all of our long term debt bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Increases in the variable interest rates result in increased interest expense and decreased earnings and cashflow. Assuming the same level of borrowings for the nine months ended December 30, 2000, which averaged approximately $21.5 million, an increase of 2% in the average rate of interest would result in an increase in interest expense of approximately $322,000 and a decrease in net income and after-tax cashflow of approximately $203,000 for the nine months ended December 30, 2000. Similarly, a 2% decrease in the average rate of interest would result in a decrease in interest expense and an increase in net income and after-tax cashflow.

PART II         OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits.

                The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)       Reports on Form 8-K

                The Company did not file any report on Form 8-K during the three month period ended December 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 XETEL CORPORATION

        Date: February 13, 2001  By:  /s/ Angelo A. DeCaro, Jr.
                                 ------------------------------
                                 Angelo A. DeCaro, Jr.
                                 President, Chief Executive Officer and Director (Principal Executive, Financial and
                                 Accounting Officer)

                                  EXHIBIT INDEX

                 EXHIBIT
                 NUMBER    DESCRIPTION
                 -------   -----------
                  3.1 --   Second Restated Certificate of Incorporation
                           (Incorporated by reference to Exhibit 3.2 to our
                           Registration Statement on Form S-1 (File No.
                           33-99632))

                  3.2 --   Restated Bylaws of the Registrant, as amended
                           (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No.
                           33-99632))

                  3.3 -- Registration Rights Agreement, dated June 18, 1986 among the Registrant, Rohm Corporation, Julian C.
                           Hart, David W. Gault and Emory C. Garth (Incorporated by reference to Exhibit 3.4 to our Registration
                           Statement on Form S-1 (File No. 33-99632))

                  4.1 --   Reference is made to Exhibits 3.1, 3.2 and 3.3

                  4.2 -- Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.2 to our Registration
                           Statement on Form S-1 (File No. 33-99632))

                  10.1 --  Form of Indemnification Agreement between the
                           Registrant and each of its directors and certain executive officers (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form
                           S-1 (File No. 33-99632))

                  10.2 --  Manufacturing Services Agreement, dated February
                           22, 1989 between Motorola, Inc., MOS Memory Products
                           Division and the Registrant, and letter from Motorola, Inc., Fast Static RAM Module Division related thereto (Incorporated by reference to Exhibit
                           10.20 to our Registration Statement on Form S-1 (File
                           No. 33-99632))

                  10.3 -- Mobile Communication Standard Terms and Conditions dated August 5, 1994 for Westinghouse Electric
                           (Incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 (File No.
                           33-99632))

                  10.4 --  Master Lease Agreement between the Registrant and
                           General Electric Capital Corporation (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for fiscal year 1996)

                  10.5 --  Lease Agreement between Braker Phase III, Ltd. as
                           Landlord, and the Registrant, as Tenant (Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended September 1996)

                  10.6 --  Lease Agreement between Delta HP Limited, as
                           Landlord, and the Registrant, as Tenant (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for fiscal year 1997)

                  10.7 --  Letter of Commitment between the Registrant and
                           General Electric Capital Corporation (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for fiscal year 1997)

                  10.8 --  Registrant's 1997 Stock Incentive Plan
                           (Incorporated by reference to Exhibit 10.30 to our Schedule 14A for the 1997 annual meeting of stockholders)

                  10.9 --  Registrant's Employee Stock Purchase Plan
                           (Incorporated by reference to Exhibit 10.31 to our Schedule 14A for the 1997 annual meeting of stockholders)

                  10.10 -- Lease Agreement between Braker Phase III, Ltd. as
                           Landlord, and the Registrant, as Tenant (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 1997)

                  10.11 -- Amended Letter of Commitment between the
                           Registrant and General Electric Capital Corporation
                           (Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for fiscal year 1998)

                  10.12 -- Amendment No. 1 to 1997 Stock Incentive Plan
                           (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarter ended
                           September 1998)

                  10.13 -- Stockholders Rights Agreement dated December 31,
                           1998 (Incorporated by reference to Exhibit 10.40 to
                           our Registration Statement on Form 8-A filed January
                           1999)

                  10.14 -- Loan and Security Agreement between the Registrant and The CIT Group/Business Credit, Inc, and Chase
                           Bank as participant (Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for fiscal year 2000)

                  10.15 -- Form of Change of Control Agreement between the
                           Registrant and certain of its executive officers

                  10.16 -- Manufacturing Agreement between Registrant and
                           Intel Flash Products Division

                  10.17 -- Purchase Agreement between Registrant and Cielo
                           Communications, Inc.

                  10.18 -- Master Manufacturing Agreement between Registrant and Ericsson, Inc.

                  10.19 -- Manufacturing Services Agreement between
                           Registrant and Pathlight Technology, Inc.