Form 10-K
period 2001-03-31
XETEL CORP
filed 2001-06-28
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended March 31, 2001,

                                       or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of XeTel Corporation, computed by reference to the last sales price of such stock as of June 15, 2001, was $17,714,557.

At June 15, 2001, there were 9,982,898 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Factors that could cause actual results or events to differ materially from those anticipated by forward-looking statements, include, but are not limited to: 1) our dependence on a limited number of suppliers and the ability to obtain sufficient components on a timely basis; 2) the loss of any of our major customers; 3) our ability to manufacture products for our customers on a cost-effective basis; 4) risk of price increases associated with shortages in the availability of electronics components; 5) working capital constraints due to customer inventory requirements or materials shortages; 6) variability in the volume and timing of our sales; 7) significant customers canceling their orders, changing production quantities or failing to pay us for our services; 8) the inability to secure additional financing when needed; 9) the inability to effectively manage our growth; 10) the expansion of our business and operations through acquisitions; 11) increased competition which may result in decreased demand or reductions in prices for our services; 12) our dependence on certain key personnel; 14) our dependence on the continuing trend by original equipment manufacturers (OEMs) to outsource their electronics manufacturing services (EMS) needs; 15) design or manufacturing defects in products we manufacture for our customers: 16) costs associated with plant closures or relocations and 17) provisions in our charter documents, stockholder rights plan and agreements with executives, as well as provisions of Delaware law, which could prevent or delay a change in control of us and may reduce the market price of our stock.

PART I

ITEM 1. BUSINESS

OVERVIEW

We provide comprehensive and customized electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, that design and sell networking, telecommunications, computer, industrial and medical products. We have particular expertise in the use of advanced surface mount technologies to manufacture technologically complex products in low to moderate volumes for both emerging and established OEMs. Our objective is to develop and strengthen long-term relationships with targeted OEMs of advanced electronics products by offering comprehensive manufacturing solutions, providing advanced manufacturing process technologies and expanding our manufacturing capacity both internally and through acquisitions. In the year ended March 31, 2001, we derived approximately 46% of our net sales from networking OEMs and 41% from telecommunications OEMs.

Our services provide OEMs with an outsourced solution to support their products from development to end-of-life management, and enable customers to reduce time to market, time to volume and production costs. These services include:

    o product design, development, support and advanced prototyping;

    o materials procurement and supply base management;

    o complex surface mount assembly;

    o total system assembly and integration;

    o manufacturing in various production volumes;

    o advanced test engineering and testing; and

    o after-market support.

We believe that we have competitive advantages over many of our competitors, particularly in the areas of advanced design and prototyping where we provide rapid assembly of developmental products, and in our complex assembly operations where we employ advanced surface mount technologies such as fine pitch surface mount, micro-ball grid array and flip-chip.

Our customers rely on us to manufacture technologically complex products such as power modules for communications switches, high-end telephony switching equipment, storage-area networking routers, wireless modems and optical transmission devices. Our customer base of approximately 100 customers includes large, established electronics OEMs, such as Emerson Electric, Ericsson, Intel, Motorola, Sony Electronics and Toshiba, as well as emerging OEMs in fast-growing segments of the networking, telecommunications and computer industries, such as Crossroads Systems, General Bandwidth, Modus Media, NextCell, Octagon Systems, Osprey Technologies, Pathlight Technology, Picolight, SBE and Titan Wireless.

We were incorporated in Texas in 1984 and reincorporated in Delaware in 1992. We have been a public company since 1996. We maintain our principal executive offices at 2105 Gracy Farms Lane, Austin, Texas 78758, and our telephone number is (512) 435-1000.

INDUSTRY BACKGROUND

The EMS industry has experienced rapid growth in recent years and is expected to experience significant growth in the future. Technology Forecasters estimates that total sales within the EMS industry will increase at an annual rate of

28% through 2004, with total industry sales projected to increase to over $260 billion by 2004. One key factor contributing to this growth has been the proliferation of new and more complex electronics products. For example, due to the demand for networking and communications infrastructure products to handle greater voice, data and video information and the broad functionality required of communications devices, networking and telecommunications OEMs must frequently introduce new products and enhance their existing products to remain competitive in their markets.

A second factor that is driving growth in the EMS industry is the continuing trend on the part of OEMs in the electronics industry to outsource manufacturing and related functions. Technology Forecasters estimates that the percentage of total cost of goods sold in the electronics industry which is outsourced for manufacture by OEMs will increase from 11.2% in 1999 to 25.9% in 2004. Although the electronics industry has experienced an economic slowdown over the past several months, the trend towards outsourcing manufacturing requirements continues, with OEMs increasingly divesting their internal manufacturing capacity and seeking to outsource a broad range of manufacturing and related services in order to:

    o accelerate time to market of new products and decrease time to volume manufacturing;

    o reduce fixed operating costs and capital requirements;

    o increase their ability to focus resources on core competencies;

    o improve their access to leading design and manufacturing technologies offered by EMS providers;

    o increase their ability to leverage EMS companies' logistics expertise; and

    o improve inventory management and purchasing power.

OUR COMPETITIVE ADVANTAGES

FAVORABLE POSITIONING IN A CONSOLIDATING INDUSTRY. The EMS industry has experienced significant consolidation in recent years, with larger companies in the industry seeking to aggressively increase the scale of their global manufacturing operations to service large outsourcing projects of leading OEMs in the electronics industry. This consolidation has resulted in a shift in focus by larger companies within the industry to service the very high volume manufacturing needs of OEMs. As a result, we believe many OEMs are experiencing difficulty in finding EMS providers that can provide comprehensive and technologically complex manufacturing services with high levels of responsiveness, customer support and service for products with low- to moderate-volume production requirements. Through our emphasis on providing OEMs with advanced, customized and comprehensive EMS solutions for their low- to moderate-volume production needs, we believe that we are differentiated from the largest competitors in our industry and have a significant opportunity to provide our solutions to established OEMs as well as OEMs of next-generation products.

ABILITY TO LEVERAGE OUR ADVANCED PROTOTYPING CAPABILITIES. We offer full prototyping services at each of our Dallas and Austin, Texas facilities through a dedicated group of product development and prototyping professionals. Although these services generally do not serve as a major source of direct revenues, our ability to rapidly prototype products positions us to become the supplier of choice for a broader scope of services for our customers, including volume manufacturing and assembly. Thus, we believe that our prototyping capabilities significantly enhance our sales opportunities and strengthen our customer relationships.

COMPLEX ASSEMBLY CAPABILITIES. Our complex printed circuit board assembly capabilities utilizing advanced surface mount technology, such as fine pitch surface mount, micro-ball grid array and flip-chip, allow us to work with companies that are technology leaders in the development of innovative products. We believe that our focus on technologically complex printed circuit board assemblies provides our customers with the ability to manufacture products that address emerging design and performance requirements.

OUR STRATEGY

Our objective is to develop and strengthen long-term relationships with targeted OEMs of advanced electronics products in the networking, telecommunications, computer, industrial and medical industries. Our strategy to achieve this objective includes the following elements:

SERVE A DIVERSIFIED CUSTOMER BASE WITH HIGHLY COMPLEX ASSEMBLY NEEDS. We provide services to a broad and diverse OEM customer base that designs and sells networking, telecommunications, computer, industrial and medical products. Many of these customers seek to work closely with EMS providers to effectively support the development and manufacture of products with highly complex assembly requirements. To this end, in the networking and telecommunications industries we focus our services to support customers that design and market complex products such as power modules for communications switches, high-end telephony switching equipment, storage-area networking routers, wireless modems and optical transmission devices. We will continue to apply our specific experience and expertise in advanced surface mount assembly technologies to serve the evolving needs of OEMs in the networking, telecommunications, computer, industrial and medical industries.

CONTINUE TO PROVIDE ADVANCED MANUFACTURING PROCESS TECHNOLOGIES. To meet anticipated long-term market demands, we have invested and intend to continue to invest in advanced manufacturing process technologies. We work closely with our customers to identify and implement next-generation process technologies needed for the design and manufacture of complex new products. We will continue to devote significant resources to expand our current capabilities in leading surface mount technologies, such as fine pitch surface mount, micro-ball grid array and flip-chip. We believe that our years of experience with highly complex assembly technologies have enabled us to develop a strong reputation within the EMS industry.

OFFER COMPREHENSIVE MANUFACTURING SOLUTIONS. We have established capabilities in a broad range of services, from product development to complex assembly and after-market support, to offer our customers customized and comprehensive manufacturing solutions. We intend to continue to invest our resources to expand the scope of the services that we can provide to our OEM customers. For example, we are expanding our capabilities in total system assembly and integration to streamline the process from design and prototype to volume production without having the development product leave our facility thereby accelerating product time to market.

MANUFACTURING CAPABILITIES AND SERVICES

We seek to establish long-term customer relationships with OEMs that design and sell highly complex networking, telecommunications, computer, industrial and medical products by providing advanced manufacturing process technologies and high quality, responsive and flexible manufacturing services. Our electronics manufacturing services include:

PRODUCT DEVELOPMENT SUPPORT AND ADVANCED PROTOTYPING. Our engineers work closely with customers to design products that provide ease of manufacturing under planned production requirements, while still meeting our customers' specifications for functionality, cost and reliability. In connection with the development and engineering of a product, we can, as requested by the customer, design, manufacture and test prototypes of the product. We have established prototyping as a dedicated product center in which we have trained personnel in specialized prototyping equipment in order to provide a rapid response to our customers. We believe our ability to rapidly prototype products for customers, positions us to become the supplier of choice for volume manufacturing orders.

COMPONENT PROCUREMENT AND SUPPLY BASE MANAGEMENT. Our materials management organization focuses on supply base and inventory management. Our services include planning, purchasing and warehousing of electronic components. We actively manage our materials pipeline and supplier base to enable our customers to adjust production requirements within established frameworks and to facilitate cost reductions. We provide our customers with flexible inventory arrangements to accommodate changes in market demand for their products.

ADVANCED MANUFACTURING PROCESSES. Our manufacturing technologies include advanced surface mount technologies, such as fine pitch surface mount, micro-ball grid array and flip-chip technologies, to permit greater component density on a circuit board assembly. Surface mount technology is a method of affixing electronic components, including integrated circuits, onto the surface of printed circuit boards without placing and soldering leads through plated holes in the boards. Because they require a high number of leads, most complex or very large scale integrated circuits are configured for surface mount technology production. Fine pitch surface mount involves placing components with tightly placed leads around the periphery of the device. In addition, we offer grid array and micro-ball grid array surface mount technologies, which use small balls of solder instead of traditional leads that could bend or break to interconnect the component and circuit board. We also offer flip-chip technology, which can enhance product performance by attaching bare, unpackaged components directly onto printed circuit boards.

TESTING. Demand for greater product functionality has driven components and assembly techniques to become increasingly complex and expensive to perform, creating a need to design and assemble increasingly complex in-circuit and functional test equipment for electronic products and assemblies. Our testing services include test development, board-level, in-circuit and x-ray testing, and functional and environmental stress screening of both board-level and system-level products.

ASSEMBLY AND INTEGRATION. We integrate components into higher level sub-assemblies and total system assemblies. We maintain significant assembly capacity to meet the increasing demands of our customers' board assembly and total system assembly needs. In addition to board level and system level product assemblies, we also provide custom configuration, documentation, packaging, and order fulfillment to customers seeking to integrate manufacturing and distribution activities.

OUR CUSTOMERS

We have more than 17 years of experience in the EMS industry and we serve a diversified customer base consisting of approximately 100 customers across a variety of growing industries, including the networking, telecommunications, computer, industrial and medical industries.

Although we serve a large and varied group of customers, a substantial portion of our sales historically has been derived from a small number of customers. For the fiscal year ended March 31, 2001, we derived 18%, 13% and 11% of our net sales from Ericsson, Intel and Tellabs, respectively. In fiscal 2000, we derived 12%, 10% and 13% of our net sales from Cielo Communications, Crossroads Systems and Visual Networks, respectively, and in fiscal 1999, we derived 32% of our net sales from Motorola Semiconductor Division and an additional 3.2% from other divisions of Motorola. No other customer accounted for 10% or more of our net sales in these fiscal years.

We provided services within the following industries in the following proportions:

                                                PERCENTAGE OF NET SALES
                                            ------------------------------
                                                     FISCAL YEAR
                                            ------------------------------

                     INDUSTRY                  2001     2000       1999
              ----------------------        --------- ---------  --------
              Networking..................      46%       58%         22%
              Telecommunications..........      41        14          10
              Computer....................       9        19          63
              Industrial/Medical/Other....       4         9           5

In addition, our ten largest customers (including the top three customers) collectively accounted for approximately 70% of our net sales during fiscal 2001. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer, could have a material adverse effect our business, financial condition and results of operations.

Our customers typically enter into a manufacturing services agreement, or MSA, with us to provide the general terms and conditions applicable to the purchase orders they deliver to us. A MSA is not an authorization for us to provide services or ship product, but provides the contractual framework for the future relationship between the parties. Although the terms of MSAs will vary from customer to customer depending on the particular requirements of each customer, our standard MSA provides that (i) we will provide price quotations for services to the customer, (ii) if the customer determines to proceed with ordering services based on such price quotations, the customer then will provide a purchase order to us and (iii) we may then accept such purchase order, at which time we are authorized to ship product or provide services in accordance with the terms of the purchase order and MSA. Upon execution of a MSA, the customer will typically provide us with a binding purchase order for required deliveries for a minimum of 90 days, and will further provide a non-binding forecast (with the exception of customer material liability) of its requirements for an additional 180 to 270 day period, which is then updated monthly. In the event of the modification or cancellation of a purchase order or forecast changes within designated lead times, the customer is generally liable for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such modification or cancellation. MSAs typically are terminable by either us or our customer upon 120 days prior written notice to the other for convenience or within 30 days prior written notice to the other for cause.

SALES AND MARKETING

We utilize our direct sales and marketing organization, as well as independent sales representatives located in the major electronics market areas in the United States, to develop new customer relationships and generate new orders from existing customers. We have implemented a customer team approach in order to provide better service to our established customers and to continue developing business from such customers. Customer teams are organized by customer within each facility. Each customer team typically consists of a program manager, an assigned customer engineer and a materials planner, resulting in a cohesive group with complementary expertise in the production process. Customer teams interact with customers on a regular basis and work with our engineering, materials management and manufacturing personnel to continually enhance responsiveness to customer needs.

OUR SUPPLIERS

As part of our comprehensive manufacturing solution, we manage our customers' materials pipeline and supply base. We have developed a materials procurement strategy whereby we maintain strong, long-term relationships with component manufacturers and distributors who meet high standards for quality and reliability. We often purchase from a particular component manufacturer based on the customer's approved vendor list. In meeting their supply base management needs, our customers require us to:

    o assure the short- and long-term supply of materials and components necessary for manufacturing their products;

    o  negotiate low prices for such materials and components;

    o  obtain the highest quality and most reliable materials and components;

    o  assure on-time delivery of materials and components; and

    o provide them with the flexibility to change their production requirements on short notice.

We seek to work only with suppliers that consistently deliver the best technology and quality materials at the lowest total cost on the shortest and most flexible lead times.

COMPETITION

The EMS industry is highly fragmented and is characterized by intense competition. We compete against numerous independent electronics manufacturers, including ACT Manufacturing, Benchmark Electronics, Celestica, Flextronics, IEC Electronics, Jabil Circuit, SCI Systems, Sanmina and Solectron, as well as numerous regional manufacturers.

We believe that the principal competitive factors in the EMS industry are advanced manufacturing and assembly capabilities, responsiveness to customers, full service manufacturing capability, manufacturing capacity, price, product quality, global presence and regional access. We believe we compete effectively in the markets we currently serve.

BACKLOG

Our backlog at March 31, 2001 was approximately $125.0 million as compared to $107.8 million at April 1, 2000. Backlog consists of purchase orders received by us and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, our backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

As of March 31, 2001, we had approximately 632 full-time employees, supplemented from time to time by temporary employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

ENVIRONMENTAL MATTERS

We are required to comply with all federal, state, county and municipal regulations regarding protection of the environment. We believe that our facilities currently comply with all applicable regulations regarding environmental protection. The cost to us of such compliance to date has not materially affected our business, financial condition or results of operations.

ITEM 2.         PROPERTIES

Our facilities are summarized as follows:

                                                          APPROXIMATE SIZE
                LOCATION                 DESCRIPTION          (SQ. FT.)     OWNED/LEASED
         ---------------------    ----------------------- ----------------  ------------
         Austin, Texas            Executive Offices and
                                  Full Service Operations      115,000      Leased
         Irving, Texas            Full Service                              Leased
                                  Operations                    50,000
         Dallas, Texas            Storage facility              21,000      Leased

All of our facilities hold ISO 9002 certifications and our Austin facility holds BABT certifications. In December 2000, we relocated our Dallas operations into new leased space consisting of approximately 50,000 square feet in Irving, Texas. In May 2001, we closed our manufacturing facility in San Ramon, California. We believe the combined Austin and Irving full service operations facilities provide sufficient physical space to support our operations for the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, there are no pending legal proceedings to which we are a party or to which any of our properties are subject that are material to us or our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

Our common stock is traded on the Nasdaq National Market under the symbol "XTEL." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

                                                        HIGH      LOW
                                                        ----      ---
            Fiscal Year Ended March 27, 1999:
              First Quarter.......................     $6.375   $3.750
              Second Quarter......................      5.125    2.625
              Third Quarter.......................      3.000    2.000
              Fourth Quarter......................      3.000    1.938

            Fiscal Year Ended April 1, 2000:
              First Quarter.......................      2.938    1.750
              Second Quarter......................      2.625    1.625
              Third Quarter.......................      2.000    1.250
              Fourth Quarter......................      5.125    1.313

            Fiscal Year Ended March 31, 2001:
              First Quarter.......................      2.938    1.563
              Second Quarter......................      9.063    1.938
              Third Quarter.......................      7.625    2.000
              Fourth  Quarter.....................      5.750    2.594

On June 5, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $2.80 per share. As of May 21, 2001, there were approximately 81 stockholders of record of our common stock. There are in excess of 2,900 beneficial owners of our common stock as of June 5, 2001.

DIVIDEND POLICY

We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings to finance future growth of our business. Future dividends, if any, will be determined by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes included elsewhere in this filing. The statement of operations data set forth below for the fiscal years ended March 29, 1997 and March 28, 1998 and the balance sheet data as of March 29, 1997, March 28, 1998 and March 27, 1999 have been derived from our historical audited financial statements. The statement of operations data set forth below for the fiscal years ended March 27, 1999, April 1, 2000 and March 31, 2001 and the balance sheet data as of April 1, 2000 and March 31, 2001 have been derived from our audited financial statements included elsewhere in this filing. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                  FISCAL YEAR ENDED
                                           -------------------------------------------------------------
                                           MARCH 31,    APRIL 1,     MARCH 27,    MARCH 28,    MARCH 29,
                                             2001         2000         1999         1998         1997
                                           ---------    ---------    ---------    ---------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:

Net sales ..............................   $ 192,882    $ 117,743    $ 135,713    $ 112,685    $  90,453
Cost of sales ..........................     176,207      110,161      130,249      105,171       83,442
                                           ---------    ---------    ---------    ---------    ---------
Gross profit ...........................      16,675        7,582        5,464        7,514        7,011
Selling, general and administrative
  expenses .............................       8,442        6,176        6,539        6,469        6,573
(Recoveries) charges, net ..............      (2,774)      (1,854)       6,855           --           --
                                           ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ..........      11,007        3,260       (7,930)       1,045          438
Other (expense) income, net ............      (2,334)        (787)        (712)         (30)         268
                                           ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ......       8,673        2,473       (8,642)       1,015          706
Provision (benefit) for income
  taxes ................................       3,221          935       (3,104)         386          257
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss) ......................   $   5,452    $   1,538    $  (5,538)   $     629    $     449
                                           =========    =========    =========    =========    =========
Net income (loss) per common share:
Basic earnings (loss) per share ........   $    0.56    $    0.16    $   (0.61)   $    0.07    $    0.05
                                           =========    =========    =========    =========    =========
Diluted earnings (loss) per share ......   $    0.54    $    0.16    $   (0.61)   $    0.07    $    0.05
                                           =========    =========    =========    =========    =========
Weighted average common shares
  outstanding:
Basic weighted average shares
  outstanding ..........................       9,706        9,349        9,096        8,863        8,709
Diluted weighted average shares
  outstanding ..........................      10,043        9,608        9,096        9,532        9,575

                                     MARCH 31,   APRIL 1,  MARCH 27,   MARCH 28,   MARCH 29,
                                       2001        2000      1999        1998        1997
                                    ----------   --------  ---------   ---------   --------
                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ...................   $ 58,418   $ 24,689   $ 15,671   $ 20,953   $ 20,384
Total assets ......................    102,517     64,721     51,783     58,806     39,802
Current portion of long-term
  debt.............................         --      7,120     10,600      5,800         --

Long-term debt, net of current
  portion .........................     34,329      7,591      2,167      2,667         42
Stockholders' equity ..............     31,079     24,832     22,754     27,744     26,661

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

We were founded in 1984 and, since our inception, have manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. The development and growth of our business have generally followed the trend by OEMs in the electronics industry to outsource all or a portion of their manufacturing requirements. In view of this trend, we have developed a range of electronics manufacturing services including product design, development support and advanced prototyping, materials procurement and supply base management, complex surface mount assembly, total system assembly and integration, manufacturing in various production volumes, advanced test engineering and testing, and after-market support. We have sought to forge long-term relationships with our customers as a single-source provider of comprehensive electronics manufacturing services.

In recent years we have implemented strategies to diversify our customer base, improve profitability, advance our manufacturing technologies and capabilities, broaden our service offerings and expand our manufacturing capacity. We have continued to adopt advanced technologies, such as flip-chip and micro-ball grid array, in advance of the continuing emergence and commercial introduction of more complex electronics devices. In addition, we have expanded into high growth markets requiring low- to moderate-volume, highly complex manufacturing solutions, and reorganized our service offerings by establishing dedicated service centers and broadening our services in total system assembly, systems integration and order fulfillment.

As a result of these efforts, we have experienced increases in our net sales and profitability in recent quarters, fueled in large part by new relationships that we have developed with networking and telecommunications OEMs. In the fiscal year ended March 31, 2001, or fiscal 2001, we derived approximately 46% of our net sales from networking OEMs and 41% from telecommunications OEMs. In addition, the percentage of revenues derived from our largest customer has decreased to 18% of net sales in fiscal 2001, from a peak of 32% of net sales in fiscal 1999. We have increased our gross profit margins as a result of our increased asset and labor utilization, higher sales levels, a shift in our mix of services toward higher margin service and cost management.

Our annual and quarterly results of operations are affected by the level of capacity utilization of our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Margins also vary based on the type of services we provide.

Our fiscal year is the 52 or 53 weeks ending on the Saturday nearest to March
31. Reference to fiscal 2001, 2000 and 1999 are to the fiscal years ended March 31, 2001, April 1, 2000 and March 27, 1999, respectively. All fiscal year periods presented were 52-week periods, except for fiscal 2000 which was a 53-week period.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, historical statement of operations data for the last three fiscal years.

                                                   FISCAL YEAR ENDED
                                              -----------------------------
                                              MARCH 31, APRIL 1,  MARCH 27,
                                                2001      2000      1999
                                              --------- --------  ---------
Net sales ...................................   100.0%    100.0%    100.0%
Cost of sales ...............................    91.4      93.6      96.0
                                                -----     -----     -----
Gross profit ................................     8.6       6.4       4.0
Selling, general and administrative
  expenses...................................     4.3       5.2       4.8
(Recoveries) charges, net ...................    (1.4)     (1.6)      5.1
                                                -----     -----     -----
Income (loss) from operations ...............     5.7       2.8      (5.9)
Other (expense) income, net .................    (1.2)     (0.7)     (0.5)
                                                -----     -----     -----
Income (loss) before income taxes ...........     4.5       2.1      (6.4)
Provision (benefit) for income taxes ........     1.7       0.8      (2.3)
                                                -----     -----     -----
Net income (loss) ...........................     2.8%      1.3%     (4.1)%
                                                =====     =====     =====

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED APRIL 1, 2000

Net sales for fiscal 2001 increased $75.1 million or 64%, to $192.9 million from $117.7 million for fiscal 2000. This increase, primarily due to increased unit production, reflected programs for new customers primarily to the OEMs in the networking and telecommunications markets. Sales to our three largest customers for fiscal 2001 represented 18%, 13%, and 11%, respectively, of total net sales. Sales to our three largest customers for fiscal 2000 represented 13%, 12% and 10%, respectively, of total net sales.

Gross profit for fiscal 2001 increased to $16.7 million from $7.6 million in fiscal 2000. Gross margin increased to 8.6% of sales in fiscal 2000 versus 6.4% in fiscal 2000. The increase in gross profit and gross margin was primarily due to increased unit production, changes in our mix of services towards lower material content programs, a 186% increase in higher margin value added prototype services, increased utilization of manufacturing assets and labor and other cost management initiatives.

Selling general and administrative expenses, or SG&A, primarily consist of corporate and sales departmental wages, sales commissions, professional fees, travel and entertainment, outside services and certain depreciation expenses. SG&A expenses increased 36.7% to $8.4 million in fiscal 2001 from $6.2 million in fiscal 2000. This increase was primarily due to higher sales levels, associated variable expenses and additional staffing in both our executive offices and our full service operations to manage our sales growth. SG&A expenses represented 4.3% of net sales in fiscal 2001 compared to 5.2% of net sales for fiscal 2000. The decrease in SG&A expenses as a percentage of sales reflected the higher sales levels in fiscal 2001 and expense management.

Recoveries (charges), net were $2.8 million and $1.9 million in fiscal years 2001 and 2000, respectively. During fiscal year 1999, we wrote off amounts outstanding from a financially strained Customer A. We entered into a forbearance agreement with Customer A during fiscal Year 2000. Under the provisions of the forbearance agreement, Customer A was required to pay substantially all of the entire amount outstanding. The forbearance arrangement also resulted in issuance of warrants to us to purchase common stock in Customer
A. During fiscal year 2000 and 2001; we were able to recover substantially all of the amounts outstanding under the forbearance agreement. During fiscal year 2001, the Company also exercised the warrants to acquire and sell common stock in Customer A.

Due to several factors, including financial difficulties encountered by Customer B and turning over the collection from Customer B to the Company's legal counsel, the Company wrote off amounts outstanding from Customer B amounting to approximately $486,000 during fiscal year 2001.

We also closed our facilities in California in fiscal 2001, which resulted in expenses amounting to approximately $156,000. These expenses relating to severance paid to employees, and impairment of long lived assets. In fiscal 2002, we expect to incur approximately $200,000 in operating losses relating to the operation of this facility through its final closing date of May 15, 2001.

Other expense, net for fiscal 2001 reflected expense of $2.3 million compared to $0.8 million for fiscal 2000. The change in other expense, net was due to increased interest expense incurred on higher borrowings under our revolving line of credit in fiscal 2001.

The provision for income taxes of $3.2 million reflected an effective tax rate of 37.1% in fiscal 2001 and the provision for incomes taxes of $935,000 reflected an effective tax rate of 37.8% in fiscal 2000.

FISCAL YEAR ENDED APRIL 1, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 27, 1999

Net sales for fiscal 2000 decreased $18.0 million or 13%, to $117.7 million from $135.7 million for fiscal 1999. This decrease was primarily due to the discontinuation of certain customer programs which represented $52 million of net sales in fiscal 1999, one of which resulted from a customer transferring a large manufacturing program in house as a part of its restructuring. This $52 million decrease in net sales was partially offset by the addition of $34 million in sales from new networking segment customers and the expansion of sales to existing customers. Sales to our three largest customers for fiscal 2000 represented 13%, 12%, and 10%, respectively, of total net sales. Sales to our three largest customers for fiscal 1999 represented 32%, 8% and 7%, respectively, of total net sales.

Gross profit for fiscal 2000 increased to $7.6 million from $5.5 million in fiscal 1999. Gross margin increased to 6.4% of sales in fiscal 2000 versus 4.0% in fiscal 1999. The increase in gross profit and gross margin was primarily due to changes in our mix of services towards lower material content programs, higher value added services, cost reduction actions and the write-down of certain impaired assets in the prior year.

SG&A expenses decreased 5.6% to $6.2 million in fiscal 2000 from $6.5 million in fiscal 1999. This decrease was primarily due to cost controls and lower variable expenses SG&A expenses represented 5.2% of net sales in fiscal 2000 compared to 4.8% of net sales for fiscal 1999. The increase in SG&A expenses as a percentage of sales reflected the lower sales levels and the implementation of cost controls.

Recoveries in fiscal 2000 totaled $1.9 million and were realized from a work out plan with a customer. The work out plan also resulted in the issuance to us of warrants to acquire shares of the customer's common stock and the recovery of amounts due us in the form of interest. Due to the uncertainty of realization, a value was not recorded for these warrants. Interest was applied to amounts due us and then subsequently to interest income.

In fiscal 1999, other charges consisted of a $6.9 million special charge to adjust the carrying value of certain non-performing assets.

Other expense, net for fiscal 2000 reflected expense of $787,000 compared to $712,000 for fiscal 1999. The change in other expense, net was due to increased interest expense incurred on our term note and revolving line of credit in fiscal 2000.

The provision for income taxes of $935,000 reflected an effective tax rate of 37.8% in fiscal 2000 and the income tax benefit of $3.1 million reflected an effective tax rate of 35.9% in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $58.4 million at the end of fiscal 2001, compared to $24.7 million at the end of fiscal 2000. Our working capital at March 31, 2001 included cash and cash equivalents of $1.7 million.

Net cash used in operating activities was $23.2 million during fiscal 2001, $1.2 million during fiscal 2000 and $3.6 million in fiscal 1999. The year to year variations are due primarily to changes in inventory levels, accounts receivable, sales levels and the net loss incurred in fiscal 1999. Cash flows used in operating activities during fiscal 2001 primarily resulted from higher inventories and accounts receivable balances associated with higher sales levels, partially offset by other changes in working capital.

Capital expenditures during fiscal 2001, 2000 and 1999 were $2.8 million, $1.2 million and $1.6 million. During fiscal 2001, we increased our capital expenditures to accommodate higher sales level and for leasehold improvements made on our new Irving, Texas facility.

In connection with our relocation and expansion in Irving, Texas, in December 2000 we entered into a seven-year lease for a 50,000 square foot manufacturing facility. The lease requires payments of approximately $34,000 per month over the duration of the lease.

As of March 31, 2001, we had a three-year revolving loan facility for $35.0 million that was entered into on March 31, 2000. There was $34.3 million outstanding under the revolving credit facility at March 31, 2001. We were eligible to borrow an additional $0.7 million at March 31, 2001 under the revolving loan facility's borrowing formula. The revolving loan facility provides for automatic renewals for successive terms of equal duration thereafter unless terminated by either party prior to the renewal date. The revolving loan facility bears interest at LIBOR plus 2.50% to 3.25% depending upon our ability to maintain certain financial ratios or prime or prime plus 0.25% to 0.75% (such rate determined based upon the amounts, financial ratios and period of loans), matures March 30, 2003 and is collateralized by certain of our assets. The revolving loan facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain collateral availability requirements on eligible accounts receivable and inventory.

At March 31, 2001, the availability under our line of credit was negatively impacted by a significant increase in inventory and to a lesser extent an increase in accounts receivable. We have implemented plans to increase our credit line availability by i) reducing new materials purchases, ii) requesting certain customers to either purchase inventories in excess of short-term manufacturing requirements or to prepay our purchases of inventories on their behalf, and, iii) reduce accounts receivable through increased collections efforts. While we believe that we will be able to achieve our plans, there is no assurance that our objectives will be met.

Our financing facilities contain certain restrictions, which among other things, require maintenance of minimum financial ratios. At March 31, 2001, we were in compliance with the covenants relating to our financing facilities. While our current forecast shows that we will be able to meet the financial covenants during fiscal 2002 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the lender's requirements will be able to be met. There exists the possibility that we will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of 2001, we adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on our financial position or overall trends in results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and amendment of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not currently engage in or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion 25" which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on the financial position or the results of operations.

FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales, profit margins and the sufficiency of our cash flow for our future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements (for these factors, see the third paragraph of the section marked "Documents Incorporated by Reference" on page two of this document). Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We invest our cash in money market funds or other instruments which meet high credit quality standards specified by our investment policy. We do not use financial instruments for trading or other speculative purposes. Our financing facilities are subject to market risk by way of interest rate fluctuations. The carrying amount of our long-term debt approximates fair value due to the periodic adjustments of our interest rate on the debt to current market rates.

As of March 31, 2001, all of our notes payable and long-term debt bore interest at variable rates, generally tied to a reference rate such as LIBOR or prime rate of interest of certain lending institutions. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

                                XETEL CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Report of Independent Accountants.......................................................         16
Balance Sheets as of March 31, 2001 and April 1, 2000...................................         17
Statements of Operations for the three fiscal years ended March 31, 2001, April 1,
  2000 and March 27, 1999...............................................................         18
Statements of Changes in Stockholders' Equity for the three fiscal years ended
  March 31, 2001, April 1, 2000 and March 27, 1999......................................         19
Statements of Cash Flows for the three fiscal years ended March 31, 2001, April 1,
  2000 and March 27, 1999...............................................................         20
Notes to Financial Statements...........................................................         21

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of XeTel Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XeTel Corporation at March 31, 2001 and April 1, 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PRICEWATERHOUSECOOPERS LLP
Austin, Texas
May 2, 2001

                                XETEL CORPORATION

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        AS OF
                                                                 -------------------
                                                                 MARCH 31,  APRIL 1,
                                                                   2001       2000
                                                                 --------   --------
ASSETS

Current assets:
  Cash and cash equivalents ..................................   $  1,744   $  7,398
  Trade accounts receivable, net .............................     41,202     24,464
  Inventories, net ...........................................     49,856     23,074
  Deferred tax asset .........................................      1,077      1,022
  Prepaid expenses and other .................................      1,505        896
                                                                 --------   --------
          Total current assets ...............................     95,384     56,854
Property and equipment, net ..................................      7,133      6,367
Deferred tax asset ...........................................         --      1,500
                                                                 --------   --------
          TOTAL ASSETS .......................................   $102,517   $ 64,721
                                                                 ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .....................................   $ 32,019   $ 21,643
  Current portion of long-term debt ..........................         --      7,120
  Accrued expenses and other liabilities .....................      4,947      3,402
                                                                 --------   --------
          Total current liabilities ..........................     36,966     32,165
Deferred income taxes ........................................        143        133
Long-term debt, net of current portion .......................     34,329      7,591
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, $0.0001 par value, 4,000,000 shares
     authorized; none issued and outstanding .................         --         --
  Common stock, $0.0001 par value, 25,000,000 shares
     authorized; 9,938,066 and 9,482,431 shares issued and
     9,932,070 and 9,476,433 shares outstanding,
     respectively ............................................          1          1
  Additional paid in capital .................................     23,001     22,227
  Retained earnings ..........................................      8,077      2,625
  Deferred compensation ......................................         --        (21)
                                                                 --------   --------
          Total stockholders' equity .........................     31,079     24,832
                                                                 --------   --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $102,517   $ 64,721
                                                                 ========   ========


   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FISCAL YEAR ENDED
                                                -----------------------------------
                                                MARCH 31,     APRIL 1,    MARCH 27,
                                                  2001          2000         1999
                                                ---------    ---------    ---------
Net sales ...................................   $ 192,882    $ 117,743    $ 135,713
Cost of sales ...............................     176,207      110,161      130,249
                                                ---------    ---------    ---------
Gross profit ................................      16,675        7,582        5,464
Selling, general and administrative
  expenses ..................................       8,442        6,176        6,539
(Recoveries) charges, net ...................      (2,774)      (1,854)       6,855
                                                ---------    ---------    ---------
Income (loss) from operations ...............      11,007        3,260       (7,930)
Other expense, net ..........................      (2,334)        (787)        (712)
                                                ---------    ---------    ---------
Income (loss) before income taxes ...........       8,673        2,473       (8,642)
Provision (benefit) for income taxes ........       3,221          935       (3,104)
                                                ---------    ---------    ---------
Net income (loss) ...........................   $   5,452    $   1,538    $  (5,538)
                                                =========    =========    =========
Basic earnings (loss) per share .............   $    0.56    $    0.16    $   (0.61)
                                                =========    =========    =========
Basic weighted average shares
  outstanding ...............................       9,706        9,349        9,096
                                                =========    =========    =========
Diluted earnings (loss) per share ...........   $    0.54    $    0.16    $   (0.61)
                                                =========    =========    =========
Diluted weighted average shares
  outstanding ...............................      10,043        9,608        9,096
                                                =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              COMMON STOCK
                                           ------------------   ADDITIONAL                             TOTAL
                                                                 PAID IN    RETAINED     DEFERRED   STOCKHOLDERS'
                                            SHARES    AMOUNT     CAPITAL    EARNINGS   COMPENSATION    EQUITY
                                           --------   --------  ----------  --------   ------------ -------------
Balance, March 28, 1998 ................      8,936   $      1   $ 21,141   $  6,625    $    (23)     $ 27,744
  Stock options exercised ..............        108         --        144         --          --           144
  Employee stock purchase plan .........        106         --        286         --          --           286
  Issuance of restricted stock .........         57         --        246         --        (246)           --
  Amortization of deferred
     compensation ......................         --         --         --         --         118           118
  Net loss .............................         --         --         --     (5,538)         --        (5,538)
                                           --------   --------   --------   --------    --------      --------
Balance, March 27, 1999 ................      9,207          1     21,817      1,087        (151)       22,754
  Stock options exercised ..............        149         --        196         --          --           196
  Employee stock purchase plan .........        120         --        214         --          --           214
  Amortization of deferred
     compensation ......................         --         --         --         --         130           130
  Net income ...........................         --         --         --      1,538          --         1,538
                                           --------   --------   --------   --------    --------      --------
Balance, April 1, 2000 .................      9,476          1     22,227      2,625         (21)       24,832
  Employee stock purchase plan .........         81         --        132         --          --           132
  Stock options exercised ..............        375         --        530         --          --           530
  Amortization of deferred
     compensation ......................         --         --         --         --          21            21
  Tax benefit on disqualifying
     dispositions ......................         --         --        112         --          --           112
  Net income ...........................         --         --         --      5,452          --         5,452
                                           --------   --------   --------   --------    --------      --------
Balance, March 31, 2001 ................      9,932   $      1   $ 23,001   $  8,077    $      0      $ 31,079
                                           ========   ========   ========   ========    ========      ========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 FISCAL YEAR ENDED
                                                          ---------------------------------
                                                          MARCH 31,    APRIL 1,   MARCH 27,
                                                            2001        2000        1999
                                                          --------    --------    --------
Cash flows from operating activities:
  Net income (loss) ...................................   $  5,452    $  1,538    $ (5,538)
  Adjustments to reconcile net income
     (loss) to net cash (used in)
     provided by operating activities:
     Deferred income taxes ............................      1,455         719      (2,859)
     Tax benefit on disqualifying dispositions ........        112          --          --
     Non-cash charges .................................         --          --       6,855
     Depreciation and amortization ....................      2,031       1,975       2,769
     Deferred compensation expense ....................         21         130         118
     (Gain) loss on disposal of equipment .............        (28)         (9)       (132)
  Change in operating assets and liabilities:
     Trade accounts receivable, net ...................    (16,738)     (9,524)      4,719
     Inventories, net .................................    (26,782)     (4,827)     (2,727)
     Prepaid expenses and other .......................       (609)       (154)       (362)
     Trade accounts payable ...........................     10,376       9,069      (6,822)
     Accrued expenses and other liabilities ...........      1,545        (103)        418
                                                          --------    --------    --------
CASH USED IN OPERATING ACTIVITIES .....................    (23,165)     (1,186)     (3,561)
                                                          --------    --------    --------
Cash flows from investing activities:
  Proceeds from sale of equipment .....................         28          68         516
  Purchases of property and equipment .................     (2,797)     (1,168)     (1,594)
                                                          --------    --------    --------
CASH USED IN INVESTING ACTIVITIES .....................     (2,769)     (1,100)     (1,078)
                                                          --------    --------    --------
Cash flows from financing activities:
  Net borrowings under debt agreements ................     19,618       1,944       4,300
  Proceeds from stock options exercised ...............        530         214         144
  Cash proceeds from stock issued under
     employee stock purchase plan .....................        132         196         286
                                                          --------    --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES .................     20,280       2,354       4,730
                                                          --------    --------    --------
Increase (decrease) in cash and cash equivalents ......     (5,654)         68          91
Cash and cash equivalents, beginning of period ........      7,398       7,330       7,239
                                                          --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $  1,744    $  7,398    $  7,330
                                                          ========    ========    ========

Supplemental disclosures of cash flow information:

Cash paid for:
Interest ..............................................   $  2,381    $    793    $    841
Income taxes ..........................................        406           0         355

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND DESCRIPTION OF BUSINESS ACTIVITIES

XeTel Corporation (the "Company") provides comprehensive and customized electronics manufacturing solutions to original equipment manufacturers primarily in the networking, telecommunications and computer industries in the United States of America. The Company incorporates advanced prototype services and complex electronics manufacturing assembly capabilities together with materials and supply base management, advanced testing, systems integration services and order fulfillment, to provide turnkey solutions for its customers.

NOTE 2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles, generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Provisions when required, are made to reduce excess or obsolete inventories to their estimated net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets, which ranges from three to seven years, using the straight-line method. Upon sale, the cost of assets disposed of and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Losses, if any, are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Maintenance and repairs are expensed as incurred.

REVENUE RECOGNITION

Revenue is recognized when title and risk of loss is transferred and collectability of the resulting receivable is reasonably assured. Provision is made for estimated sales returns based upon actual historical experience. The Company accrues for the estimated costs of product warranties.

In the fourth quarter, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or overall trends in results of operations.

RESEARCH AND DEVELOPMENT

Research and development expenses relate primarily to the technological development and enhancement of our manufacturing, designing and testing processes. Research and development costs are charged to expense as incurred.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, basic earnings (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effect of options. Diluted earnings
(loss) per share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect are anti-dilutive. The number of common stock share equivalents outstanding is computed using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, approximate fair value due to the short term nature of these instruments. The carrying amount of our long-term debt approximates fair value due to the periodic adjustment of interest rate on the debt to market rates. SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company's exposure to concentrations of credit risk relate primarily to trade receivables. The Company controls credit risk by performing credit evaluations and requires letters of credit, bank guarantees and advanced payments from customers, if deemed necessary. The Company is exposed to risks pertaining to cash and cash equivalents in the event of default by a financial institution and issuer of investments. The Company maintains its cash and cash equivalent balances in highly rated financial institutions and has not experienced losses therein.

In addition, the Company's ten largest customers (including the top three customers) collectively accounted for approximately 70% of the Company's net sales during fiscal 2001. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

STOCK BASED COMPENSATION

SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to apply the accounting rules contained in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations. Companies that continue to use APB Opinion No. 25 are required to present in the notes to the financial statements the pro forma effects on reported net income (loss) and earnings (loss) per share as if compensation expense had been recognized based on the fair value of options granted (see Note 13).

FISCAL YEAR

The Company's fiscal year is the 52 or 53 weeks ending on the Saturday nearest to March 31. Reference to fiscal years ended 2001, 2000 and 1999 are for the 52 weeks ended March 31, 2001 and March 27, 1999 and the 53 weeks ended April 1, 2000 respectively.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fiscal year ended March 27, 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on net income (loss) or stockholders' equity.

SEGMENTS

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended March 27, 1999. The adoption of SFAS No. 131 did not affect results of operations or financial position. The Company operates in the electronics manufacturing services industry, which encompasses design, prototype, manufacturing and other turnkey manufacturing solutions to original equipment manufacturers. The manufacturing services are sold to customers in the networking, telecommunications and computer industries, which are geographically dispersed throughout the United States. The Company's manufacturing facilities are located in the United States.

NEW ACCOUNTING STANDARDS

In the fourth quarter of 2001, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or overall trends in results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and amendment of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently engage in or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion 25" which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company does not anticipate that the adoption of Interpretation No. 44 will have a material impact on the financial position or the results of operations.

NOTE 3. (RECOVERIES) CHARGES, NET

The components of Recoveries, net included in the Statements of Operations are as follows (in thousands):

                                                   FISCAL YEAR ENDED
                                             -----------------------------
                                               2001       2000       1999
                                             -------    -------    -------
(Recoveries) charges relating to
 Customer A ..............................   $(3,636)   $(1,854)   $ 5,769
Write off relating to Customer B .........       486         --         --
Impairment of long-lived assets ..........        --         --        897
Closure of California facilities .........       156         --         --
Other expenses ...........................       220         --        189
                                             -------    -------    -------
                                             $(2,774)   $(1,854)   $ 6,855
                                             =======    =======    =======

During fiscal year 1999, the Company wrote off amounts outstanding from a financially strained Customer A. The Company entered into a forbearance agreement with Customer A during fiscal year 2000. Under the provisions of the forbearance agreement, Customer A was required to pay substantially all of the entire amount outstanding. The forbearance arrangement also resulted in the issuance to the Company of warrants to purchase common stock in Customer A. During fiscal year 2000 and 2001, the Company was able to recover substantially all of the amounts outstanding under the forbearance agreement. During fiscal year 2001, the Company also exercised the warrants to acquire and sell common stock in Customer A.

Due to several factors, including financial difficulties encountered by Customer B and turning over the collection from Customer B to the Company's legal counsel, the Company wrote off amounts outstanding from Customer B amounting to approximately $486,000 during fiscal year 2001.

The Company also closed its facilities in California resulting in expenses amounting to approximately $156,000. These expenses relating to severance paid to employees, and impairment of long lived assets. In fiscal 2002, the Company expects to incur approximately $200,000 in operating losses relating to the operation of this facility through its final closing date of May 15, 2001.

Additionally, SFAS No. 121 requires long lived assets, including goodwill, be reviewed for impairment and be written down to their fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the management's assessment, the Company in fiscal 1999 recorded an impairment charge of $ 0.9 million for the write down of certain property and equipment and the write off of goodwill.

NOTE 4. TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consist of the following (in thousands):

                                                         MARCH 31,   APRIL 1,
                                                           2001        2000
                                                         --------    --------
Accounts receivable ..................................   $ 41,382    $ 27,512
Less: allowance for doubtful accounts ................       (180)     (3,048)
                                                         --------    --------
                                                         $ 41,202    $ 24,464
                                                         ========    ========

A summary of the activity in the Company's allowance for doubtful accounts is presented below (in thousands):

                                                         MARCH 31,  APRIL 1,   MARCH 27,
                                                           2001      2000        1999
                                                         --------   -------    --------
Balance, beginning of year ...........................   $ 3,048    $ 3,468    $   240
Provision for bad debt expense .......................        95         --      3,228
Write-offs charged to allowance ......................      (115)        --         --
Recoveries ...........................................    (2,808)      (420)        --
                                                         -------    -------    -------
Balance, end of year .................................   $   180    $ 3,048    $ 3,468
                                                         =======    =======    =======

NOTE 5. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

                                                         MARCH 31,   APRIL 1,
                                                           2001        2000
                                                         --------    --------
Raw materials ........................................   $ 42,319    $ 21,438
Work in progress .....................................      7,981       3,602
Finished goods .......................................        301         269
Less:  allowance for obsolete raw materials ..........       (745)     (2,235)
                                                         --------    --------
                                                         $ 49,856    $ 23,074
                                                         ========    ========

A summary of the activity in the Company's allowance for obsolete raw materials is presented below (in thousands):

                                                         MARCH 31,  APRIL 1,   MARCH 27,
                                                           2001      2000        1999
                                                         --------   -------    --------
Balance, beginning of year ...........................   $ 2,235    $ 3,031    $   490
Provision ............................................      (219)     1,441      2,541
Write-offs charged to allowance ......................      (497)      (803)        --
Recoveries ...........................................      (774)    (1,434)        --
                                                         -------    -------    -------
Balance, end of year .................................   $   745    $ 2,235    $ 3,031
                                                         =======    =======    =======

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

                                                         MARCH 31,    APRIL 1,
                                                           2001        2000
                                                         --------    --------
Machinery and equipment ..............................   $ 14,710    $ 12,794
Leasehold improvements ...............................      4,727       4,039
Furniture and fixtures ...............................      1,000         893
                                                         --------    --------
                                                           20,437      17,726
Less: accumulated depreciation and amortization ......    (13,304)    (11,359)
                                                         --------    --------
                                                         $  7,133    $  6,367
                                                         ========    ========

Depreciation and amortization expense relating to property and equipment for the years ended March 31,2001, April 1, 2000 and March 27, 1999 was approximately $2,031,000, $1,975,000 and $2,769,000, respectively.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

As of April 1, 2000, the Company had (i) a three-year revolving loan facility for $35 million with a commercial lender and (ii) an equipment financing facility from a financial services company. There was $34.3 million and $14.7 million outstanding under the commercial line of credit as of March 31, 2001 and April 1, 2000, respectively.

The credit agreement, entered into on March 31, 2000, has a three-year term with automatic renewals for successive terms of equal duration thereafter. The revolving credit facility bears interest at LIBOR plus 2.50% to 3.25%, depending upon certain financial ratios, or prime (8.00% at March 31, 2001) or prime plus 0.25% to 0.75% (such rate determined based upon the amounts, financial ratios and period of loans), matures March 30, 2003 and is collateralized by certain of the Company's assets. The revolving credit facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain inventory and accounts receivable availability requirements. The equipment financing facility provides for the leasing of equipment over a five-year period commencing on the date of acceptance of such equipment. All equipment leased to date under this facility has qualified for operating lease treatment.

The Company's financing facilities contain certain restrictions, which, among others, require maintenance of minimum financial ratios. At March 31, 2001 and April 1, 2000, the Company was in compliance with all such financial covenants. While the Company's current forecast shows that they will be able to meet the financial covenants during fiscal 2002 and will be able to keep the need for outstanding debt under the maximum ceilings for amounts outstanding, there is no assurance that the forecasts will prove accurate or that the lender's requirements will be able to be met. There exists the possibility that they will need to obtain additional equity financing, although there is no assurance as to the amount, availability or cost of such financing.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

                                                        MARCH 31,  APRIL 1,
                                                          2001      2000
                                                        --------  --------
Accrued wages and related expenses ...................   $  484   $  587
Accrued income taxes .................................    1,750      505
Accrued other taxes ..................................      714      606
Accrued commissions ..................................       93      115
Accrued warranty .....................................      110      125
Other accrued liabilities ............................    1,796    1,464
                                                         ------   ------
                                                         $4,947   $3,402
                                                         ======   ======

NOTE 9. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                FISCAL YEAR ENDED
                                                         ------------------------------
                                                         MARCH 31,  APRIL 1,   MARCH 27,
                                                          2001        2000       1999
                                                         -------    -------    -------
Federal
  Current ............................................   $ 1,543    $   216    $  (245)
  Deferred ...........................................     1,286        605     (2,485)
State
  Current ............................................       223         --         --
  Deferred ...........................................       169        114       (374)
                                                         -------    -------    -------
                                                         $ 3,221    $   935    $(3,104)
                                                         =======    =======    =======

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) before income taxes result from the following:

                                                             FISCAL YEAR ENDED
                                                       ------------------------------
                                                       MARCH 31,  APRIL 1,   MARCH 27,
                                                         2001       2000       1999
                                                       -------    -------    -------
Tax at statutory rate ................................   34.0%      34.0%     (34.0)%
Add (deduct) state income tax ........................    3.0        3.0       (2.9)
Other, net ...........................................    0.1        0.8        1.0
                                                         ----       ----      -----
                                                         37.1%      37.8%     (35.9)%
                                                         ====       ====      ====

The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                         MARCH 31,  APRIL 1,
                                                           2001       2000
                                                         -------    --------
Deferred tax assets:
  Reserves ...........................................   $   653    $ 1,966
  Net operating loss carry-forwards ..................        --         20
  Franchise tax ......................................        53         14
  Accrued vacation ...................................       119        137
  AMT credits ........................................        --        137
  Other ..............................................       252        248
                                                         -------    -------
Gross deferred tax asset .............................   $ 1,077    $ 2,522
                                                         =======    =======
Deferred tax liabilities:
  Depreciation .......................................      (143)      (133)
                                                         -------    -------
Gross long-term deferred tax liability ...............   $  (143)   $  (133)
                                                         =======    =======

Realization of the total deferred tax assets is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets prior to their expiration. However, there can be no assurance that the Company will meet these expectations. As a result, the amount of the deferred tax assets considered realizable could be reduced. Such an occurrence could adversely affect the Company's future results of operations and financial condition.

Income tax liabilities, included in accrued expenses and other liabilities, were $1,750,000 and $505,000 at March 31, 2001 and April 1, 2000, respectively. In addition, the Company had recoverable income taxes on the balance sheet of approximately $245,000 and $205,000 at March 31, 2001 and April 1, 2000 included in prepaid expenses and other current assets.

NOTE 10. CAPITAL STOCK

The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company's stockholders. The issuance of the preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. 4,000,000 shares of preferred stock are authorized and none are outstanding.

NOTE 11. LEASE COMMITMENTS AND CONTINGENCIES

The Company leases its operating facilities and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $4,726,000, $4,224,000 and $4,377,000 during fiscal 2001, 2000 and
1999, respectively. As of March 31, 2001, future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are as follows for each of the fiscal years ended (in thousands):

           2002.............................        $ 5,906
           2003.............................          4,786
           2004.............................          3,910
           2005.............................          3,481
           2006.............................          2,768
           Thereafter.......................          4,662
                                                    -------
           Total............................        $25,513
                                                    =======

The Company is, from time to time, subject to claims and suits for damages arising in the normal course of business. The Company maintains insurance which management believes would cover most claims.

NOTE 12. SALES TO MAJOR CUSTOMERS

The Company's sales are concentrated in the electronics industry; however, the Company's customers operate in diverse markets and geographic areas. The following table summarizes the percentage of gross revenues generated by sales to customers that account for more than 10% of sales in fiscal 2001, 2000 and 1999.

                                                     FISCAL YEAR ENDED
                                               ------------------------------
                                               MARCH 31,  APRIL 1,   MARCH 27,
                                                 2001       2000       1999
                                               -------    -------    --------
                       Customer 1                 --%       13%        --%
                       Customer 2                 --        12         --
                       Customer 3                 --        10         --
                       Customer 4                 --        --         32
                       Customer 5                 18        --         --
                       Customer 6                 13        --         --
                       Customer 7                 11        --         --

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has transactions with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm U.S.A., Inc. ("Rohm") a subsidiary of Rohm Co., Ltd., Japan, in the normal course of business. Purchases of components from such divisions were $117,000, $152,000 and $162,000 for fiscal 2001, 2000 and 1999, respectively.

NOTE 14. EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan, which is described below. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the stock option plan been determined based on the fair value at the date of grant for awards under that plan with the method provided for by SFAS No. 123, net income (loss) and the diluted earnings (loss) per share would have reflected the following pro forma amounts for fiscal 2001, 2000 and 1999 (in thousands, except per share data):

                                                           FISCAL YEAR ENDED
                                                     ------------------------------
                                                     MARCH 31,  APRIL 1,   MARCH 27,
                                                       2001       2000       1999
                                                     -------    -------    --------
Net income(loss)
                                    As reported      $5,452     $1,538    $(5,538)
                                    Pro forma        $5,056     $1,116    $(5,868)

Basic earnings (loss) per share
                                    As reported      $  0.56    $ 0.16    $ (0.61)
                                    Pro forma        $  0.52    $ 0.12    $ (0.65)

Diluted earnings (loss) per share
                                    As reported      $  0.54    $ 0.16    $ (0.61)
                                    Pro forma        $  0.50    $ 0.12    $ (0.65)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                               FISCAL YEAR ENDED
                                                         ------------------------------
                                                         MARCH 31,  APRIL 1,   MARCH 27,
                                                           2001       2000       1999
                                                         -------    -------    --------
Dividend yield .......................................       --         --         --
Expected volatility ..................................    137.4%      79.9%      63.5%
Risk-free rate of return .............................     6.02%      6.42%      5.11%
Expected life ........................................   5 years    5 years    5 years

The Company's 1997 Stock Incentive Plan (the "Option Plan") provides for the grant of common stock and common stock options to key employees and non-employee directors. The exercise price of each option is the fair market value of a share of common stock on the date of grant. The term of each option can be no more than 10 years from the date of grant and expires 90 days after the termination of employment or director service. Each option vests in equal annual installments over a period of four years from the date of grant. As of March 31, 2001, the Company has reserved 1,816,440 shares of common stock for issuance under the Option Plan. A summary of activity under the Option Plan is as follows:

                                                             NUMBER OF       WEIGHTED
                                                              SHARES          AVERAGE
                                                              UNDER          EXERCISE
                                                              OPTION         PRICE ($)
                                                            ----------      ----------
Options outstanding as of March 28, 1998 ..............      1,605,200            2.82

  Granted .............................................        331,000            3.36
  Exercised ...........................................       (108,375)           1.33
  Forfeited ...........................................       (147,250)           4.62
                                                            ----------      ----------
Options outstanding as of March 27, 1999 ..............      1,680,575            2.86

  Granted .............................................        371,700            2.13
  Exercised ...........................................       (149,325)           1.31
  Forfeited ...........................................       (243,550)           2.50
                                                            ----------      ----------
Options outstanding as of April 1, 2000 ...............      1,659,400            2.89

  Granted .............................................        469,500            5.14
  Exercised ...........................................       (375,085)           1.42
  Forfeited ...........................................       (154,975)           3.36
                                                            ----------      ----------
Options outstanding as of March 31, 2001 ..............      1,598,840            3.85
                                                            ==========      ==========

Options exercisable at:
  March 27, 1999 ......................................      1,031,325            2.20
  April 1, 2000 .......................................        996,625            2.70
  March 31, 2001 ......................................        886,228            3.54

                                                            NUMBER OF
                                                              SHARES         WEIGHTED
                                                              UNDER           AVERAGE
                                                              OPTION       FAIR VALUE ($)
                                                            ----------     --------------
Weighted average, grant date fair value of
options granted during

  Fiscal 1999..........................................      331,000           1.95
  Fiscal 2000..........................................      371,700           1.46
  Fiscal 2001..........................................      469,500           4.58

                                               MARCH 31, 2001
                    -------------------------------------------------------------------
                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                    --------------------------------------     ------------------------
                                                 WEIGHTED
                                   WEIGHTED       AVERAGE                      WEIGHTED
                     NUMBER OF      AVERAGE      REMAINING      NUMBER OF       AVERAGE
                      OPTIONS      EXERCISE     CONTRACTUAL      OPTIONS       EXERCISE
EXERCISE PRICE      OUTSTANDING      PRICE      LIFE (YRS)     EXERCISABLE       PRICE
--------------      -----------    --------     -----------    -----------     --------
    $1.22-1.22         170,500      $ 1.22         4.16          170,500        $ 1.22
     1.23-1.88          59,000        1.58         5.67           38,750          1.44
     2.00-2.50         242,000        2.02         6.67           63,750          2.01
     2.88-4.88         454,715        3.76         6.40          315,978          3.89
     5.00-6.38         672,625        5.43         7.52          297,250          5.09
    ----------       ---------      ------         ----          -------        ------
    $1.22-6.00       1,598,840      $ 3.85         6.59          886,228        $ 3.54
                     =========      ======         ====          =======        ======

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation to a maximum of 1,500 shares per enrollment period. During fiscal 2001, 2000 and 1999, 81,050,

120,406 and 105,427 shares were issued under the plan, respectively. Proceeds from stock issued under the Purchase Plan were $132,000, $214,000 and $286,000 for fiscal 2001, 2000 and 1999, respectively. As of March 31, 2001, 625,636 shares were reserved for future issuance under the plan.

401(k) PLAN

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective July 1, 2000 whereby substantially all employees are eligible to participate if they are at least 18 years of age, and such participants may contribute up to 15% of their compensation. Also in connection with this amendment, the Company elected to make matching contributions to participants immediately upon participation into the Plan. The matching contribution is 50% of participant contributions, which is applied to a maximum of 6% of each participant's compensation. The Company may also make profit sharing and other contributions to the 401(k) Plan for the benefit of the participants. Company contributions vest completely after participants have completed one year of service with the Company. Company contributions charged to operations were $301,000, $125,000 and $126,000 for fiscal 2001, 2000 and 1999, respectively.

RESTRICTED STOCK AWARDS

Restricted stock awards are currently granted at the discretion of the Board of Directors under the Option Plan in connection with the hiring or retention of key executives and are subject to certain conditions. Restrictions are lifted two years after the grant date, provided the executive continues to be employed by the Company. For the years ended March 31, 2001 and April 1, 2000, no stock awards were granted. Compensation under the plan is charged to operations over the restriction period and amounted to $21,000, $130,000 and $118,000 in fiscal 2001, 2000 and 1999, respectively.

NOTE 15. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares for the related period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

                                                       FISCAL YEAR ENDED
                                               (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                               -----------------------------------
                                               MARCH 31,    APRIL 1,    MARCH 27,
                                                 2001         2000        1999
                                               ---------    --------    --------
Basic earnings per share:
  Weighted average shares outstanding .....       9,706       9,349       9,096
                                                =======     =======     =======
  Net income ..............................     $ 5,452     $ 1,538     $(5,538)
                                                =======     =======     =======
  Basic earnings per share ................     $  0.56     $  0.16     $ (0.61)
                                                =======     =======     =======
Diluted earnings per share:
  Weighted average shares outstanding .....       9,706       9,349       9,096
Common stock equivalents:
  Stock options ...........................         337         259          --
                                                -------     -------     -------
                                                 10,043       9,608       9,096
                                                =======     =======     =======
  Net income ..............................     $ 5,452     $ 1,538     $(5,538)
                                                =======     =======     =======
  Diluted earnings per share ..............     $  0.54     $  0.16     $ (0.61)
                                                =======     =======     =======

Options to purchase 840,875, 719,000 and 1,680,575 shares of common stock were outstanding at March 31, 2001, April 1, 2000 and March 27, 1999, respectively, but were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.

NOTE 16. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the periods indicated.

                                                                 THREE MONTHS ENDED
                              -------------------------------------------------------------------------------------------
                               MAR 31,   DEC 30,      SEP 30,     JUL 1,      APR 1,      DEC 25,    SEP 25,     JUN 26,
                                2001       2000        2000        2000        2000        1999       1999        1999
                              --------   --------    --------    --------    --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  DATA:
Net sales .................   $ 51,402   $ 52,064    $ 46,719    $ 42,697    $ 33,176    $ 29,425    $ 23,150    $ 31,992
Gross profit ..............   $  3,393   $  5,420    $  3,762    $  4,100    $  2,412    $  1,688    $  1,249    $  2,233
(Recoveries) charges,
net of other expenses .....   $      7   $ (1,719)   $   (338)   $   (724)   $ (1,180)   $   (465)   $   (209)        $--
Income (loss) from
  Operations ..............   $  1,130   $  4,793    $  2,159    $  2,925    $  1,975    $    579    $     92    $    614
Net income (loss) .........   $    270   $  2,631    $    991    $  1,560    $  1,060    $    274    $    (35)   $    239
Basic earnings (loss) per
  Share ...................   $   0.03   $   0.27    $   0.10    $   0.16    $   0.11    $   0.03    $  (0.00)   $   0.03
Basic weighted average
  Shares ..................      9,926      9,795       9,591       9,513       9,466       9,379       9,288       9,255
Diluted earnings (loss)
  per Share ...............   $   0.03   $   0.26    $   0.10    $   0.16    $   0.11    $   0.03    $  (0.00)   $   0.02

Diluted weighted average
  Shares outstanding ......     10,258     10,197      10,206       9,773       9,913       9,499       9,288       9,625

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth information with respect to its directors and executive officers as of April 30, 2001.

NAME                      AGE     POSITION
---------------------     ---     -------------------------------------------------------------
Angelo A. DeCaro, Jr.     49      President, Chief Executive Officer and Director (Class III)
Julian C. Hart            61      Senior Vice President, Chief Technology Officer and Secretary
David G. Osowski          48      Vice President, Chief Financial Officer, Assistant Secretary
William A. Peten          54      Senior Vice President, Corporate Materials and Systems
Richard C. Phillips       57      Vice President, Business Development
Daniel J. Williams        52      Vice President, General Manager XeTel Austin
Mark Hancock              45      General Manager XeTel Dallas
Ronald W. Guire           52      Chairman of the Board of Directors (Class III)
Sam L. Densmore           60      Director (Class I)
C. Scott Kulicke          51      Director (Class II)
Al R. Schuele             55      Director (Class II)

ANGELO A. DECARO, JR. - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. DeCaro has served as a Director and President of the Company since 1993, and in August 1995, was elected its Chief Executive Officer. Mr. DeCaro was employed by IBM from 1974 to 1993, and served as Director of Operations-Printed Wiring Board and Services at IBM's circuit board facility in Austin, Texas from 1992 to 1993 and Plant Manager of the same facility from 1989 to 1992.

JULIAN C. HART - SENIOR VICE PRESIDENT, CHIEF TECHNOLOGY OFFICER AND SECRETARY. Mr. Hart, a founder of the Company, has served as Senior Vice President of the Company since 1984, its Chief Technical Officer since November 1995, and Secretary since September 1996. Mr. Hart served as a Director of the Company from 1984 until May 1997. From 1964 to 1984, he was employed by Texas Instruments ("TI") in various development engineering positions, including the development of TI's Advanced Scientific Computer. Mr. Hart is a registered Professional Engineer and a member of The International Society for Hybrid Microelectronics.

DAVID G. OSOWSKI - VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY. Mr. Osowski has served as Vice President and Chief Financial Officer since April 2001. Prior to joining XeTel, Mr. Osowski served as Chief Financial Officer for Handtech, an application service provider for small computer resellers and solutions providers, from April 1999 to April 2001, and as Chief Financial Officer for Tanknology-NDE International, a publicly-traded petroleum services company, from December 1996 to March 1999. Prior to these positions, Mr. Osowski held various management positions for Summagraphics, a former NASDAQ-traded company that was acquired by Lockheed Martin in 1996, including most recently as Senior Vice President Finance, Treasurer and Controller.

WILLIAM A. PETEN - SENIOR VICE PRESIDENT, CORPORATE MATERIALS AND SYSTEMS. Mr. Peten has served as Senior Vice President, Corporate Materials and Systems since April 1998. Prior to April 1998, Mr. Peten served as Vice President, Material Acquisition and Control from 1993 to April 1998. Prior to joining XeTel, Mr. Peten was employed by IBM for approximately 23 years where he held numerous management assignments including Materials Manager for the IBM Printed Circuit Panel Plant in Austin from 1989 to 1993.

RICHARD C. PHILLIPS - VICE PRESIDENT, BUSINESS DEVELOPMENT. Mr. Phillips joined XeTel in September 1999 as Vice President, Corporate Development and is currently serving as Vice President, Business Development. Prior to joining XeTel, Mr. Phillips was Chief Operations Officer, for Techworks, a memory module design and manufacturing company. From 1996 to 1998, Mr. Phillips served as Vice President, Business Development for Logistix, a supply chain manufacturing management company. Previous to this position, from 1982 to 1993, Mr. Phillips was President and CEO of Restorr Technology, a manufacturing services company. Upon Restorr's acquisition by The Cerplex Group in 1993, Mr. Phillips remained with the company as a Group Division President until 1996. Prior to 1982, Mr. Phillips was employed at Itel Corporation, where he held various management positions.

DANIEL J. WILLIAMS - VICE PRESIDENT, GENERAL MANAGER AUSTIN. Mr. Williams has served as Vice President, General Manager XeTel Austin since January 1999. Previous to this position, Mr. Williams served as General Manager XeTel Austin High Volume Manufacturing from 1998 to 1999. Prior to joining XeTel, Mr. Williams was employed as Director of Operations at Arrowsmith Technologies in 1997 and Columbia Scientific from 1995 to 1997. Mr. Williams was also employed by Fisher Rosemount Systems for approximately 18 years where he held numerous management positions including Manufacturing, Materials and Operations Manager from 1989 to 1995.

MARK HANCOCK - GENERAL MANAGER DALLAS. Mr. Hancock joined XeTel as General Manager of XeTel Dallas in January 2001. Prior to joining XeTel, Mr. Hancock served as senior director of manufacturing for Telxon Corporation where he developed and directed over 300 employees in areas of quality improvement and production planning from 1995 to 2001. From 1987 to 1995, Mr. Hancock held senior management positions in manufacturing with Sextant Electronics (formerly MC Tech) and Tyco International (formerly AMP Inc.). Prior to his tenure at AMP Inc., Mr. Hancock held various positions with Veeco Instruments Inc. including central region service manager, operations manager, manufacturing manager and production control supervisor.

RONALD W. GUIRE - CHAIRMAN OF THE BOARD. Mr. Guire has served as Chairman of the Board of Directors since April 1998. Prior to April 1998, Mr. Guire served as a Director of the Company from 1986 to April 1998 and as Secretary from 1991 to September 1996. Mr. Guire has served with EXAR Corporation , a semiconductor designer and manufacturer, since 1984 including as Executive Vice President since June 1995, as Senior Vice President from 1989 to 1995 and as a Director, Secretary of the Board of Directors and Chief Financial Officer since 1985. Mr. Guire was formerly a partner in the public accounting firm of Graubart & Co. from 1979 to 1985.

SAM L. DENSMORE - DIRECTOR. Mr. Densmore has served as a Director of the Company since May 1997. From 1993 to November 1999, Mr. Densmore served with RF Monolithics, Inc., a radio frequency component and module designer and manufacturer, including as its President and Chief Executive Officer since 1996, Director since 1994 and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary from 1993 to 1996. In 1991, Mr. Densmore founded the IBC Group, a private consulting company, and served as its President from 1991 to 1993. From 1984 to 1990, Mr. Densmore was employed at Recognition International, Inc., a document image processing company. During that period, Mr. Densmore served as Senior Vice President, Treasurer and Chief Financial Officer from 1989 to 1990 and Vice President of Corporate Development from 1984 to 1989. Mr. Densmore is a Certified Public Accountant.

C. SCOTT KULICKE - DIRECTOR. Mr. Kulicke has served as a Director of the Company since January 2000. Mr. Kulicke has served with Kulicke & Soffa Industries, Inc., a supplier of semiconductor assembly equipment, as Chief Executive Officer since 1979 and Chairman of the Board since 1984. Prior to then, he held a number of executive positions with Kulicke & Soffa. Mr. Kulicke also serves on the Board of Directors of General Semiconductor, Inc.

AL R. SCHUELE - DIRECTOR. Mr. Schuele joined XeTel as a Director of the Company in August 1998. Mr. Schuele is currently a partner at Sevin Rosen Funds, a venture capital firm focused on investments in high technology companies. From August 1998 to July 1999, Mr. Schuele served as President and Chief Operating Officer of Unitrode Corporation, a manufacturer of analog/linear and mixed-signal integrated circuits, which was acquired by Texas Instruments in 1999. Prior to working at Unitrode, he was the President and Chief Executive Officer of Benchmarq Microelectronics, Inc. Mr. Schuele has also held a variety of senior management positions with Crystal Semiconductor, Mostek Corporation, Motorola Semiconductor and Texas Instruments.

There is no family relationship among any of the foregoing individuals.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended March 31, 2001 to be held August 8, 2001 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended March 31, 2001, to be held August 8, 2001 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

The Company has entered into transactions in the ordinary course of business with certain divisions of Rohm Corporation, a wholly owned subsidiary of Rohm. Component purchases from such divisions were $131,000, $152,000 and $162,000 for fiscal years 2001, 2000 and 1999, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)      Financial Statements.

         The financial statements files as part of this report are listed under
Item 8.listed in ITEM 8.

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits:

              EXHIBIT
               NUMBER                             DESCRIPTION

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

                 10.6 -- Lease Agreement between Delta HP Limited, as Landlord, and the Registrant, as Tenant (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for fiscal year 1997)

                 10.7 -- Letter of Commitment between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for fiscal year 1997)

                 10.8 -- Registrant's 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.30 to our Schedule 14A for the 1997 annual meeting of stockholders)

                 10.9 -- Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.31 to our Schedule 14A for the 1997 annual meeting of stockholders)

                 10.10 -- Lease Agreement between Braker Phase III, Ltd. as Landlord, and the Registrant, as Tenant (Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 1997)

                 10.11 -- Amended Letter of Commitment between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for fiscal year 1998)

                 10.12 -- Amendment No. 1 to 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarter ended September 1998)

                 10.13 -- Stockholders Rights Agreement dated December 31, 1998 (Incorporated by reference to Exhibit 10.40 to our Registration Statement on Form 8-A filed January 1999)

                 10.14 -- Loan and Security Agreement between the Registrant and The CIT Group/Business Credit, Inc, and Chase Bank as participant (Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for fiscal year 2000)

                 10.15 -- Form of Change of Control Agreement between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended December 30, 2000)

                 10.16 -- Manufacturing Agreement between Registrant and Intel Flash Products Division (Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended December 30,
                             2000)

                 10.17 -- Purchase Agreement between Registrant and Cielo Communications, Inc. (Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended December 30, 2000)

                 10.18 -- Master Manufacturing Agreement between Registrant and Ericsson, Inc. (Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended December 30,
                             2000)

                 10.19 -- Manufacturing Services Agreement between Registrant and Pathlight Technology, Inc. (Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended December 30, 2000)

                 23.1        -- Consent of PricewaterhouseCoopers, LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               XETEL CORPORATION
                                                                    (Registrant)

                           Date: June 27, 2001    By:  /s/ Angelo A. DeCaro, Jr.
                                                     ---------------------------
                                                           Angelo A. DeCaro, Jr.
                              President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                                    Title                            Date
               ----                                    -----                            ----

/s/ Angelo A. DeCaro, Jr.
-----------------------------------
Angelo A. DeCaro, Jr.               President and Chief Executive Officer and      June 27, 2001
                                    Director (principal executive officer)

/s/ David G. Osowski
-----------------------------------
David G. Osowski                    Vice President, Chief Financial Officer and    June 27, 2001
                                    Assistant Secretary (principal financial
                                    and accounting officer)

/s/ Ronald W. Guire
-----------------------------------
Ronald W. Guire                     Chairman of the Board of Directors             June 27, 2001

/s/ Sam L. Densmore
-----------------------------------
Sam L. Densmore                     Director                                       June 27, 2001

/s/ C. Scott Kulicke
-----------------------------------
C. Scott Kulicke                    Director                                       June 27, 2001

/s/ Al R. Schuele
-----------------------------------
Al R. Schuele                       Director                                       June 27, 2001

                                INDEX TO EXHIIBTS

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

EXHIBIT
 NUMBER        DESCRIPTION
-------        -----------
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

  10.15 -- Form of Change of Control Agreement between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended December 30, 2000)

  10.16        -- Manufacturing Agreement between Registrant and Intel Flash
               Products Division (Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended December
               30, 2000)

  10.17        -- Purchase Agreement between Registrant and Cielo
               Communications, Inc. (Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended
               December 30, 2000)

  10.18        -- Master Manufacturing Agreement between Registrant and
               Ericsson, Inc. (Incorporated by reference to Exhibit 10.18 to our
               Quarterly Report on Form 10-Q for the quarter ended December 30,
               2000)

  10.19        -- Manufacturing Services Agreement between Registrant and
               Pathlight Technology, Inc. (Incorporated by reference to Exhibit
               10.18 to our Quarterly Report on Form 10-Q for the quarter ended
               December 30, 2000)

  23.1         -- Consent of PricewaterhouseCoopers, LLP