Form 10-Q
period 2001-06-30
XETEL CORP
filed 2001-08-14
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of the close of business on August 7, 2001, 9,983,898 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX




PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of June 30, 2001 and March 31, 2001                                            3

         Statements of Operations for the three months ended
             June 30, 2001 and July 1, 2000                                                               4

         Statements of Cash Flows for the three months ended
             June 30, 2001 and July 1, 2000                                                               5

         Notes to Financial Statements                                                                    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                       12


PART II.  OTHER INFORMATION

ITEM 5.  Other Information                                                                               13

ITEM 6.  Exhibits and Reports on Form 8-K                                                                13

SIGNATURES                                                                                               13

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               June 30,       March 31,
                                                                                 2001           2001
                                                                             ------------   ------------
                                                                             (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                               $        743   $      1,744
     Trade accounts receivable, net                                                32,697         41,202
     Inventories, net                                                              44,298         49,856
     Deferred tax asset                                                             1,077          1,077
     Prepaid expenses and other                                                     1,453          1,505
                                                                             ------------   ------------
         Total current assets                                                      80,268         95,384

Property and equipment, net                                                         7,623          7,133
                                                                             ------------   ------------
         TOTAL ASSETS                                                        $     87,891   $    102,517
                                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                  $     27,508   $     32,019
     Accrued expenses and other liabilities                                         3,434          4,947
                                                                             ------------   ------------
         Total current liabilities                                                 30,942         36,966


Deferred income taxes                                                                 143            143
Long-term debt                                                                     25,525         34,329

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
        none issued and outstanding                                                    --             --
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        9,982,898 and 9,938,066 shares issued and 9,976,902 and
        9,932,070 shares outstanding, respectively                                      1              1
     Additional paid in capital                                                    23,122         23,001
     Retained earnings                                                              8,158          8,077
                                                                             ------------   ------------
         Total stockholders' equity                                                31,281         31,079
                                                                             ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     87,891   $    102,517
                                                                             ============   ============



   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                        ------------------------
                                                         June 30,      July 1,
                                                           2001          2000
                                                        ----------    ----------
Net sales                                               $   39,400    $   42,697
Cost of sales                                               36,379        38,597
                                                        ----------    ----------
     GROSS PROFIT                                            3,021         4,100

Selling, general and administrative expenses                 2,377         1,899
Recoveries, net                                                 --          (724)
                                                        ----------    ----------
     INCOME FROM OPERATIONS                                    644         2,925
Other expense, net                                            (507)         (409)
                                                        ----------    ----------
                                                               137         2,516

    INCOME BEFORE INCOME TAXES

Provision for income taxes                                      56           956
                                                        ----------    ----------
     NET INCOME                                         $       81    $    1,560
                                                        ==========    ==========

     Basic earnings per share                           $     0.01    $     0.16
                                                        ==========    ==========

     Basic weighted average shares outstanding               9,965         9,513
                                                        ==========    ==========

     Diluted earnings per share                         $     0.01    $     0.16
                                                        ==========    ==========

     Diluted weighted average shares outstanding            10,174         9,773
                                                        ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                      ------------------------
                                                       June 30,       July 1,
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $       81    $    1,560
   Adjustments to reconcile net income
       to net cash (used in) provided
       by operating activities:
        Depreciation and amortization                        514           489
        Deferred compensation                                 --            16
        Loss on disposal of equipment                         26            --
Changes in operating assets and liabilities:
        Trade accounts receivable                          8,505        (2,174)
        Inventories                                        5,558       (11,445)
        Prepaid expenses and other                            52            39
        Trade accounts payable                            (4,511)        3,327
        Accrued expenses and other liabilities            (1,513)          (45)
                                                      ----------    ----------
CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                  8,712        (8,233)
Cash flows from investing activities:
       Purchases of property and equipment                (1,066)         (603)
       Proceeds from sale of equipment                        36            --
                                                      ----------    ----------
CASH USED IN INVESTING ACTIVITIES                         (1,030)         (603)
Cash flows from financing activities:
      Net borrowings (repayments) under debt
             agreements                                   (8,804)        8,772
      Proceeds from stock options exercised                   33            --
      Cash proceeds from stock issued under
              employee stock purchase plan                    88            54
                                                      ----------    ----------
CASH PROVIDED BY FINANCING ACTIVITIES                     (8,683)        8,826
Decrease in cash and cash equivalents                     (1,001)          (10)
Cash and cash equivalents, beginning of period             1,744         7,398
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $      743    $    7,388
                                                      ==========    ==========

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

NOTE 2. BASIS OF PRESENTATION

    These interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

NOTE 3. RECOVERIES, NET

    The components of Recoveries, net included in the Statements of Operations are as follows (in thousands):

                                                        THREE MONTHS
                                                            ENDED
                                                    --------------------
                                                    JUNE 30,     JULY 1,
                                                      2001        2000
                                                    --------    --------
Recoveries from customer A under forbearance
     agreement ..................................   $     --    $   (724)
                                                    --------    --------
                                                    $     --    $   (724)
                                                    ========    ========

    Recoveries totaling $724,000 in the quarter ended July 1, 2000 were realized from a work out plan and forbearance agreement with customer A.

    The work out plan and forbearance agreement was entered into with customer A and related to a provision for certain amounts receivable at the end of fiscal year 1999. As a result of the work out plan, the Company recovered substantially all of the fiscal 1999 principal amounts reserved.

NOTE 4. TRADE ACCOUNTS RECEIVABLE, NET

    Trade accounts receivable, net consist of the following (in thousands):


                                              JUNE 30,      MARCH 31,
                                                2001          2001
                                             ----------    ----------
                                             (UNAUDITED)
Accounts receivable ......................   $   32,876    $   41,382
Less: allowance for doubtful accounts ....         (179)         (180)
                                             ----------    ----------
                                             $   32,697    $   41,202
                                             ==========    ==========

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 5. INVENTORIES, NET

    Inventories, net consist of the following (in thousands):


                                                    JUNE 30,      MARCH 31,
                                                      2001          2001
                                                   ----------    ----------
                                                   (UNAUDITED)
Raw materials ..................................   $   38,228    $   42,319
Work in progress ...............................        6,300         7,981
Finished goods .................................          503           301
Less:  allowance for obsolete raw materials ....         (733)         (745)
                                                   ----------    ----------
                                                   $   44,298    $   49,856
                                                   ==========    ==========

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

    As of June 30, 2001 and March 31, 2001, the Company had a $35 million, three-year revolving credit facility with a commercial lender. There was $25.5 million and $34.3 million outstanding under the credit facility as of June 30, 2001 and March 31, 2001, respectively.

    The credit agreement, entered into on March 31, 2000, has a three-year term with automatic renewals for successive terms of equal duration thereafter. Loans under the revolving credit facility bear interest at either LIBOR plus 2.25% to 3.00% (depending upon certain financial ratios), prime (6.75% at June 30, 2001), prime plus 0.25% or prime plus 0.50% (such rate determined based upon the amounts, financial ratios and period of loans), are scheduled to mature March 30, 2003 and are collateralized by certain of the Company's assets. The revolving credit facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) on the unused balance, and borrowings are limited based upon certain inventory and accounts receivable availability requirements.

The Company's credit facilities and certain operating leases contain certain covenants and restrictions, which, among others, require maintenance of minimum financial ratios. At June 30, 2001, the Company was in compliance with all such financial covenants.

NOTE 7. LITIGATION

    A previous customer has refused to accept liability for a majority of the $7.7 million in inventory the Company purchased on their behalf, resulting in our filing of a lawsuit against the customer in July, 2001. Although the Company believes that it will prevail in this litigation, it is currently unable to predict when it will be resolved or for what amount. Accordingly, no provision for any loss has been made in the financial statements. However, the Company cannot guarantee that it will prevail in this litigation or, if the Company does prevail, that it will be able to collect any amounts awarded in the litigation.

NOTE 8. EARNINGS PER COMMON SHARE

    Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the related period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


    The following table sets forth the computation of basic and diluted earnings per share (unaudited):

                                                   THREE MONTHS
                                                      ENDED
                                             -----------------------
                                              JUNE 30,      JULY 1,
                                                2001         2000
                                             ----------   ----------
Basic earnings per share:
  Weighted average shares outstanding ....        9,965        9,513
                                             ==========   ==========
  Net income .............................   $       81   $    1,560
                                             ==========   ==========
  Basic earnings per share ...............   $     0.01   $     0.16
                                             ==========   ==========

Diluted earnings per share:
  Weighted average shares outstanding ....        9,965        9,513
Common stock equivalents:
  Stock options ..........................          209          260
                                             ----------   ----------
                                                 10,174        9,773
                                             ==========   ==========
  Net income .............................   $       81   $    1,560
                                             ==========   ==========
  Diluted earnings per share .............   $     0.01   $     0.16
                                             ==========   ==========

Options to purchase 1,148,365 and 848,775 shares of common stock were outstanding at June 30, 2001 and July 1, 2000, respectively, but were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.

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

    All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

    We were founded in 1984 and, since our inception, have manufactured surface mount assemblies and performed other manufacturing services for original equipment manufacturers, or OEMs, in the electronics industry. The development and growth of our business have generally followed the trend by OEMs in the electronics industry to outsource all or a portion of their manufacturing requirements. In view of this trend, we have developed a range of electronics manufacturing services including product design, development support, advanced prototyping, materials procurement, supply base management, complex surface mount assembly, total system assembly and integration, manufacturing in various production volumes, advanced test engineering and testing, and after-market support. We have sought to forge long-term relationships with our customers as a single-source provider of comprehensive electronics manufacturing services.

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

    In the quarter ended June 30, 2001, we derived approximately 52% of our net sales from telecommunications OEMs and 32% of our net sales from networking OEMs. The percentage of net sales derived from our largest customer was 33%, 32% and 19% of net sales, respectively, in the first quarter of fiscal 2002, fourth quarter of fiscal 2001 and the first quarter of fiscal 2001.

    Our results of operations are affected by the level of capacity utilization of our manufacturing facilities, direct and indirect labor costs and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Margins also vary based on the type of services we provide.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, statements of operations data for the three month periods ended June 30, 2001 and July 1, 2000.

                                                            THREE MONTHS
                                                               ENDED
                                                      -----------------------
                                                       JUNE 30,      JULY 1,
                                                         2001         2000
                                                      ----------   ----------
  Net sales........................................        100.0%       100.0%
  Cost of sales....................................         92.3         90.4
                                                          ------       ------
  Gross profit.....................................          7.7          9.6
  Selling, general and administrative expenses.....          6.1          4.4
  Recoveries, net..................................          0.0         (1.7)
                                                          ------       ------
  Income from operations...........................          1.6          6.9
  Other expense, net...............................         (1.3)        (1.0)
                                                          ------       ------
  Income before income taxes.......................          0.3          5.9
  Provision for income taxes.......................          0.1          2.2
                                                          ------       ------
  Net income.......................................          0.2%         3.7%
                                                          ======       ======

NET SALES

    Net sales for the quarter ended June 30, 2001 were $39.4 million, reflecting a decrease of 7.7% from our net sales in the comparable quarter period of the prior year of $42.7 million. Sales to our three largest customers during the quarter ended June 30, 2001 represented 33%, 12% and 7% of total net sales, with no other customer accounting for more than 5% of net sales. Sales to our three largest customers during the quarter ended July 1, 2000 represented 19%, 11% and 11% of total net sales.

    Net sales for the quarter ended June 30, 2001 included approximately $6.0 million of sales of excess components to customers. Net sales in the comparable quarter of the prior year included approximately $1.7 million of excess inventory sales to customers. The lower sales levels for the three month period ended June 30, 2001, versus the comparable period of the prior fiscal year, reflected reduced customer demand in the Company's primary telecommunications and networking markets.

COST OF SALES AND GROSS PROFIT

    Gross profit is defined as net sales less cost of sales. Cost of sales consists of material costs, direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit is affected by, among other factors, the level of sales, mix of services, component costs and the level of capacity utilization of our equipment and facilities.

    Gross profit for the quarter ended June 30, 2001 was $3.0 million versus $4.1 million for the quarter ended July 1, 2000. Our gross profit as a percentage of net sales, decreased to 7.7% in the first quarter of fiscal 2002, versus 9.6% in the first quarter of fiscal 2001. The decrease in gross profit percentage from the prior year was due primarily to an increased level of fixed costs for facilities and equipment leases and a higher level of sales of lower yielding excess components to customers. Gross profit in the current quarter was also negatively affected by unfavorable material and manufacturing usage variances of $388,000, negative gross profits of $141,000 associated with the wind down of our San Ramon, California facility, both of which were partially offset by a favorable material pricing variance of $481,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related expenses, marketing and promotional expenses, outside services, travel and entertainment and sales commissions paid to direct sales personnel and independent sales representative organizations.

    SG&A expenses were $2.4 million in the quarter ended June 30, 2001 versus $1.9 million in the comparable quarter of the prior fiscal year. SG&A expenses represented 6.0% of net sales for the quarter ended June 30, 2001 versus 4.4% of net sales for the quarter ended July 1, 2000. The increase in over the comparable quarter of the prior year, both the dollar amount and percentage of net sales, was attributable to additional headcount in our the Sales and Finance departments, increased consulting and other outside services and higher travel expenses.

RECOVERIES, NET

    Recoveries totaling $724,000 in the quarter ended July 1, 2000 were realized from a work out plan and forbearance agreement with customer A.

    The work out plan and forbearance agreement was entered into with customer A related to a provision for certain amounts receivable at the end of fiscal year 1999. As a result of the work out plan, the Company recovered substantially all of the fiscal 1999 principal amounts reserved. The work out plan also called for the issuance of warrants to acquire shares of the customer's common stock and the recovery of amounts due to the Company in the form of interest. These warrants were exercised and the shares were sold in February 2001.

    There were no recoveries in the first quarter of fiscal 2001.

OTHER EXPENSE, NET

    Other expense, net for the quarter ended June 30, 2001 increased to $507,000 compared to $409,000 for the quarter ended July 1, 2000. The increase in other expense, net was due to increased interest expense incurred on higher average borrowings in the current fiscal quarter compared to the prior year, partially offset by lower interest rates.

INCOME TAXES

    The provision for income taxes of $56,000 and $956,000 for the quarter ended June 30, 2001 and July 1, 2000, respectively, reflected effective tax rates of 41% and 38%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital was $49.3 million at June 30, 2001, compared to $58.4 million at March 31, 2001. Our available working capital at June 30, 2001 included cash and cash equivalents of $743,000.

    Net cash provided by operating activities was $8.7 million for the three months ended June 30, 2001. Cash flows provided by operating activities during the three months ended June 30, 2001 primarily resulted from reductions in inventories and accounts receivable balances associated with lower sales levels, accounts receivable collections and the sale of approximately $6.0 million of excess inventory to customers. These cash flows were partially offset by the reduction of trade payables and other liabilities.

    Capital expenditures during the three months ended June 30, 2001 were $1.1 million. Management anticipates that capital expenditures in fiscal 2002 will decrease from the level of capital expenditures made in fiscal 2001.

    As of June 30, 2001, we had a three-year revolving credit facility for $35 million that was entered into on March 31, 2000. There was $25.5 million outstanding under the revolving credit facility at June 30, 2001. The Company was eligible to borrow an additional $2.3 million, at June 30, 2001, pursuant to the revolving credit facility's borrowing formula. The revolving credit facility provides for automatic renewals for successive terms of equal duration thereafter unless terminated by either party prior to the renewal date. Loans under the revolving credit facility bear interest at either LIBOR plus 2.25% to 3.00% (depending upon certain financial ratios), prime (6.75% at June 30, 2001), prime plus 0.25% or prime plus 0.50% (such rate determined based upon the amounts, financial ratios and period of loans), are scheduled to mature on March 30, 2003 and are collateralized by certain of our assets. The revolving credit facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) of the unused balance, and borrowings are limited based upon certain collateral availability requirements on eligible accounts receivable and inventory.

    At June 30, 2001, our liquidity was negatively impacted by a high level of inventory and to a lesser extent accounts receivable. During the quarter we completed the sale of approximately $6.0 million of excess customer inventories. However, one previous customer has refused to accept liability for a majority of the $7.7 million in inventory we purchased on its behalf, resulting in our filing of a lawsuit against the customer in July, 2001. Although we believe that we will prevail in this litigation, we are currently unable to predict when it will be resolved. Accordingly, no provision for loss has been made in the financial statements. We also have approximately $16 million of inventory on-hand for a current customer and, as a result of a decrease in demand requirements from this customer, have been working with this customer to have them purchase a large portion of this inventory. Based upon recent discussions with this customer, we believe that we will be able to ship and collect on a majority of this inventory prior to September 30, 2001, although there can be no assurance that this transaction will be completed. Accounts receivable have been reduced by approximately $8.5 million since March 31, 2001. However, primarily due the overall general economic conditions, our customers have slowed their payments, resulting in the number of our days sales outstanding to increase from an average of 64 days at March 31, 2001 to 73 days at June 30, 2001 (using the count-back method). As noted in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, we have implemented plans to improve our liquidity by
i) reducing new materials purchases, ii) requesting certain customers to either purchase inventories in excess of short-term manufacturing requirements or to prepay our purchases of inventories on their behalf, and, iii) reduce accounts receivable through increased collections efforts. While we believe that we will be able to achieve our plans, there is no assurance that our objectives will be met.

    Our loan facility and certain of our equipment operating leases contain covenants and restrictions, which among other things, require maintenance of minimum financial ratios. At June 30, 2001, we believe we were in compliance with these covenants.

    We may require additional financing in connection with our business. We may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank borrowings or off-balance sheet financing. Our need for funding and the cost of and access to additional funds, are dependent on our future operating results as well as external conditions. We believe that our existing credit facilities, working capital, together with cash generated from operations, will be sufficient to satisfy our anticipated working capital requirements through the next 12 months.

BACKLOG

    Our backlog at June 30, 2001 was approximately $60.0 million as compared to approximately $125.0 million at March 31, 2001 and approximately $138.4 million at July 1, 2000. Backlog consists of purchase orders received by us and customer commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

     As of June 30, 2001, we had approximately 536 full-time employees, supplemented from time to time by part-time employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

     Factors that could cause actual results or events to differ materially from those anticipated by forward-looking statements, include, but are not limited to: 1) our dependence on a limited number of suppliers and the ability to obtain sufficient components on a timely basis; 2) the loss of any of our major customers; 3) our ability to manufacture products for our customers on a cost-effective basis; 4) risk of price increases associated with shortages in the availability of electronics components; 5) working capital constraints due to customer inventory requirements or materials shortages; 6) variability in the volume and timing of our sales; 7) significant customers canceling their orders, changing production quantities or failing to pay us for our services; 8) the inability to secure additional financing when needed; 9) the inability to effectively manage our growth; 10) the expansion of our business and operations through acquisitions; 11) increased competition which may result in decreased demand or reductions in prices for our services; 12) our dependence on certain key personnel; 13) our dependence on the continuing trend by OEMs to outsource their electronics manufacturing services needs; 14) design or manufacturing defects in products we manufacture for our customers: 15) costs associated with plant closures or relocations and 16) provisions in our charter documents, stockholder rights plan and agreements with executives, as well as provisions of Delaware law, which could prevent or delay a change in control of us and may reduce the market price of our stock.

FORWARD LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales, profit margins and the sufficiency of our cash flow for our future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements (for these factors, see the preceding paragraph marked "Risk Factors That May Affect Future Results, Financial Condition and Market Price of Securities" on page twelve of this document). Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We invest our cash in money market funds or other instruments which meet high credit quality standards as specified by our investment policy. We do not use financial instruments for trading or other speculative purposes. Our credit facilities are subject to market risk by way of interest rate fluctuations. The carrying amount of our long-term debt approximates fair value due to the periodic adjustments of our interest rate on the debt to current market rates.

     As of June 30, 2001, our long-term debt bore interest at variable rates, generally tied to a reference rate such as LIBOR or the prime rate of interest of certain lending institutions. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our risk exposure.

PART II    OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

     On August 9, 2001, Alan R. Schuele resigned as a member of our board of directors. Mr. Schuele had served as a director since August 1998 and was a member of the audit and compensation committees of the board of directors. Mr. Schuele resigned for personal reasons and to pursue other professional interests, not due to any disagreement between Mr. Schuele and XeTel.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.

          The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K

          The Company did not file any report on Form 8-K during the three month period ended June 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    XETEL CORPORATION

           Date: August 14, 2001    By:  /s/ Angelo A. DeCaro, Jr.
                                    ------------------------------
                                    Angelo A. DeCaro, Jr.
                                    President, Chief Executive Officer and
                                    Director
                                    (Principal Executive Officer)


                                    /s/ David G. Osowski
                                    David G. Osowski
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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