Form 10-Q
period 2001-09-29
XETEL CORP
filed 2001-11-19
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of the close of business on November 7, 2001, 10,073,945 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of September 29, 2001 and March 31, 2001                                       3

         Statements of Operations for the three and six months ended
             September 29, 2001 and September 30, 2000                                                    4

         Statements of Cash Flows for the six months ended
             September 29, 2001 and September 30, 2000                                                    5

         Notes to Financial Statements                                                                    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            10

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                        15

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                                              16

ITEM 5.  Other Information                                                                                16

ITEM 6.  Exhibits and Reports on Form 8-K                                                                 16

SIGNATURES                                                                                                17

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          September 29,      March 31,
                                                                              2001             2001
                                                                          ------------     ------------
ASSETS                                                                    (unaudited)

Current assets:
     Cash and cash equivalents                                            $      1,195     $      1,744
     Trade accounts receivable, net                                             18,954           41,202
     Inventories, net                                                           42,356           49,856
     Federal income tax receivable                                               1,633               --
     Deferred tax asset                                                             --            1,077
     Prepaid expenses and other                                                  1,304            1,505
                                                                          ------------     ------------
         Total current assets                                                   65,442           95,384

Property and equipment, net                                                      7,520            7,133
                                                                          ------------     ------------
         TOTAL ASSETS                                                     $     72,962     $    102,517
                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                               $     22,166     $     32,019
     Current portion of long term debt                                          19,853               --
     Accrued expenses and other liabilities                                      4,770            4,947
                                                                          ------------     ------------
         Total current liabilities                                              46,789           36,966


Deferred income taxes                                                              143              143
Long-term debt                                                                     423           34,329

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
        none issued and outstanding                                                 --               --
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        10,001,398 and 9,938,066 shares issued and 9,995,402 and
        9,932,070 shares outstanding, respectively                                   1                1
     Additional paid in capital                                                 23,144           23,001
     Retained earnings                                                           2,462            8,077
                                                                          ------------     ------------
         Total stockholders' equity                                             25,607           31,079
                                                                          ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     72,962     $    102,517
                                                                          ============     ============


The accompanying notes are an integral part of these financial statements.     3

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended                    Six Months Ended
                                                     ------------------------------     --------------------------------
                                                     September 29,     September 30,     September 29,     September 30,
                                                         2001              2000              2001              2000
                                                     -------------     -------------     -------------     -------------
Net sales                                            $     16,070      $     46,719      $     55,470      $     89,416
Cost of sales                                              19,691            42,957            56,070            81,554
                                                     ------------      ------------      ------------      ------------
     GROSS PROFIT                                          (3,621)            3,762              (600)            7,862

Selling, general and administrative expenses                2,367             1,941             4,744             3,840
Recoveries, net                                                 0              (338)                0            (1,062)
                                                     ------------      ------------      ------------      ------------
     (LOSS)/INCOME FROM OPERATIONS                         (5,988)            2,159            (5,344)            5,084
Other expense, net                                           (378)             (563)             (885)             (972)
                                                     ------------      ------------      ------------      ------------
                                                           (6,366)            1,596            (6,229)            4,112
    (LOSS)/INCOME BEFORE INCOME TAXES

(Benefit)/provision for income taxes                         (670)              605              (614)            1,561
                                                     ------------      ------------      ------------      ------------
     NET (LOSS)/INCOME                               $     (5,696)     $        991      $     (5,615)     $      2,551
                                                     ============      ============      ============      ============
     Basic (loss)/earnings per share                 $      (0.57)     $       0.10      $      (0.56)     $       0.27
                                                     ============      ============      ============      ============
     Basic weighted average shares outstanding              9,992             9,591             9,979             9,552
                                                     ============      ============      ============      ============
     Diluted (loss)/earnings per share               $      (0.57)     $       0.10      $      (0.56)     $       0.26
                                                     ============      ============      ============      ============
     Diluted weighted average shares outstanding            9,992            10,206             9,979             9,675
                                                     ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.     4

                                XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               Six Months Ended
                                                       -------------------------------
                                                       September 29,     September 30,
                                                           2001              2000
                                                       ------------      ------------
Cash flows from operating activities:
   Net (loss) income                                   $     (5,615)     $      2,551
   Adjustments to reconcile net income
       to net cash (used in) provided
     by operating activities:
        Deferred income taxes                                 1,077               409
        Depreciation and amortization                         1,136               974
        Deferred compensation                                    --                21
        Loss on disposal of equipment                            26                --
Changes in operating assets and liabilities:
        Trade accounts receivable                            22,248            (6,224)
        Inventories                                           7,500           (17,964)
        Prepaid expenses and other                           (1,432)             (216)
        Trade accounts payable                               (8,120)            9,062
        Accrued expenses and other liabilities                 (177)              682
                                                       ------------      ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              16,643           (10,705)
Cash flows from investing activities:
       Purchases of property and equipment                     (923)           (1,291)
       Proceeds from sale of equipment                           36                --
                                                       ------------      ------------
CASH USED IN INVESTING ACTIVITIES                              (887)           (1,291)
Cash flows from financing activities:
      Net (repayments) borrowings under debt
             Agreements                                     (16,448)           11,835
      Proceeds from stock options exercised                      55               310
      Cash proceeds from stock issued under
              Employee stock purchase plan                       88                54
                                                       ------------      ------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (16,305)           12,199
Decrease in cash and cash equivalents                          (549)              203
Cash and cash equivalents, beginning of period                1,744             7,398
                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $      1,195      $      7,601
                                                       ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Conversion of accounts payable to note payable         $      1,733      $         --
                                                       ============      ============
Property and equipment financed by capital lease       $        662      $         --
                                                       ============      ============


The accompanying notes are an integral part of these financial statements.     5

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

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. We have adopted SFAS No. 141 effective July 1, 2001.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We must adopt SFAS No. 142 by April 1, 2002. However, we do not believe adoption of SFAS No. 142 will have a material impact on our future earnings or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS No. 144 on our future earnings and financial position.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4. TRADE ACCOUNTS RECEIVABLE, NET

    Trade accounts receivable, net consist of the following (in thousands):

                                                                 SEPTEMBER 29,       MARCH 31,
                                                                     2001              2001
                                                                 -------------     ------------
                                                                  (UNAUDITED)
    Accounts receivable ....................................     $     19,636      $     41,382
    Less: allowance for doubtful accounts ..................             (682)             (180)
                                                                 ------------      ------------
                                                                 $     18,954      $     41,202
                                                                 ============      ============

NOTE 5. INVENTORIES, NET

    Inventories, net consist of the following (in thousands):

                                                                 SEPTEMBER 29,       MARCH 31,
                                                                     2001              2001
                                                                 -------------     ------------
                                                                 (UNAUDITED)
    Raw materials ..........................................     $     37,609      $     42,319
    Work in progress .......................................            3,383             7,981
    Finished goods .........................................            2,165               301
    Less: allowance for obsolete raw materials .............             (801)             (745)
                                                                 ------------      ------------
                                                                 $     42,356      $     49,856
                                                                 ============      ============

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

     As of September 29, 2001, the Company had a three-year revolving credit facility for $35 million that was entered into on March 31, 2000. There was $18.0 million outstanding under the revolving credit facility at September 29, 2001. The Company was eligible to borrow an additional $2.3 million, at September 29, 2001, pursuant to the revolving credit facility's borrowing formula. The revolving credit facility provides for automatic renewals for successive terms of equal duration thereafter unless terminated by either party prior to the renewal date. Loans under the revolving credit facility bear interest at either LIBOR plus 2.25% to 3.00% (depending upon certain financial ratios), prime (6.00% at September 29, 2001), prime plus 0.25% or prime plus 0.50% (such rate determined based upon the amounts, financial ratios and period of loans), are scheduled to mature on March 30, 2003 and are collateralized by certain of our assets. The revolving credit facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) of the unused balance, and borrowings are limited based upon certain collateral availability requirements on eligible accounts receivable and inventory.

     In October 2001, the Company borrowed more money than it was allowed under the credit facilities borrowing formula (the "Over-advance") and additionally determined that it might violate a financial covenant in the loan agreement as of September 29, 2001. In late October, the Company and its' lender amended the credit facility effective as of October 15, 2001. The amendment i) reduced the total credit facility from $35 million to $19.5 million, ii) allowed the Company to exceed the borrowing limitations under the credit facility by $2.255 million as of October 15, 2001, $1.3 million after the close of business on October 29, 2001, $1.2 million after the close of business on November 5, 2001, $.7 million after the close of business on November 12, 2001, $0.4 million after the close of business on November 19, 2001, and after November 26, 2001, the Company must conform to the borrowing limitations of the credit facility, iii) reduced the amount of inventory included in the borrowing formula by $1 million per week beginning on November 13, 2001 for certain inventory as defined in the amendment, iv) required the Company to retain a consulting firm in November 2001, v) required the Company to pay certain amendment fees to the lender and
vi) waived the Company's requirement to comply with the financial covenant through November 19, 2001, in anticipation of revising the credit agreement with new financial covenants if necessary. Since the Company only has a waiver through November 19, 2001, after which they will be in violation unless/until they can negotiate an amendment or a further waiver, the debt has been classified as a current liability.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     In July 2001, the Company issued approximately $1.7 million of trade drafts to a financial company. The proceeds from this transaction were used to pay a product supplier. The trade drafts matured in late October 2001. Due to the liquidity issues noted herein, the Company was unable to pay these trade drafts when due. On November 1, 2001 the Company entered into a Collateral Security Agreement that extended the maturity of the trade drafts until January 23, 2002 in exchange for granting the financial company a security interest in certain of the Company's fixed assets and the payment of certain fees on or before November 26, 2001. The Company is currently in compliance with the Collateral Security Agreement and intends to pay the required fees prior to the due date.

     The Company may require additional financing in connection with their business. They may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank or lease financing or off-balance sheet financing. The need for funding and the cost of and access to additional funds, are dependent on our future operating results, the resolution of the inventory issues as discussed in Note 7, as well as external conditions. If the Company is unable to i) obtain adequate financing, ii) resolve customer inventory issues, iii) remain in compliance with the terms of their loan agreement, iv) reach satisfactory terms with their facility and equipment lessors, v) reach agreements to procure required materials and services on satisfactory terms and vi) reduce or eliminate operating losses, the Company may be forced to seek protection from its creditors or pursue the sale of the XeTel.

NOTE 7. LITIGATION

     One previous customer refused to accept liability for a majority of the $7.5 million in inventory purchased on their behalf by XeTel, resulting in the Company filing a lawsuit against the customer in July, 2001. On November 15, 2001, the Company entered into a settlement agreement with this customer which called for, among other items i) a cash payment to us, ii) the sale of certain inventory to the former customer and iii) our retention of a portion of the inventory. At this time the Company does not expect the settlement to result in a loss and accordingly has not reflected any losses related to the transaction in the financial statements as of September 29, 2001. The Company intends to try to liquidate the inventory by i) utilizing the inventory for other customer requirements, ii) returning it to suppliers or iii) selling it to third parties, which may result in a gain or a loss.

     The Company also has approximately $20 million of inventory on hand for a current customer and, as a result of a decrease in demand requirements from this customer, has been working with this customer to have them purchase a large portion of this inventory. In addition to the on-hand inventory, certain of the Company's vendors are claiming additional charges for inventory it ordered on behalf of this customer and have not taken delivery of and/or cancellation charges in the amount of approximately $12 million. The Company has had numerous recent discussions with this customer. As of this date, the Company has not been able to resolve their issues with the customer. While the Company continues to try to resolve these issues with the customer, it expects to, and are prepared to, file for arbitration in November 2001. The Company expects to recover the full amount of recorded assets related to this matter and accordingly, no loss provision has been recorded at this time.

NOTE 8. INCOME TAXES

     As a result of the Company's loss from operations in this quarter, a tax benefit of $670,000 and a related tax receivable of approximately $1.7 million were recorded. The Company had taxable income for U.S. Federal tax purposes in the applicable carryback periods to apply against a portion of the current period loss. A full valuation allowance for tax benefits and related tax assets of approximately $1.1 million was provided due to the uncertainty of generating future taxable income to utilize these assets.

NOTE 9. EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the related period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (unaudited):

                                                              THREE MONTHS                       SIX MONTHS
                                                                 ENDED                              ENDED
                                                     -------------------------------    -------------------------------
                                                     SEPTEMBER 29,     SEPTEMBER 30,    SEPTEMBER 29,     SEPTEMBER 30,
                                                         2001              2000             2001              2000
                                                     -------------     -------------    -------------     -------------
    Basic earnings per share:
      Weighted average shares outstanding ......            9,992             9,591            9,979             9,552
                                                     ============      ============     ============      ============
      Net income (loss) ........................     $     (5,696)     $        991     $     (5,615)     $      2,551
                                                     ============      ============     ============      ============
      Basic earnings (loss) per share ..........     $      (0.57)     $       0.10     $      (0.56)     $       0.27
                                                     ============      ============     ============      ============

    Diluted earnings per share:
      Weighted average shares outstanding ......            9,992             9,591            9,979             9,552
    Common stock equivalents:
      Stock options ............................               --               615               --               123
                                                     ------------      ------------     ------------      ------------
                                                            9,992            10,206            9,979             9,675
                                                     ============      ============     ============      ============
      Net income (loss) ........................     $     (5,696)     $        991     $     (5,615)     $      2,551
                                                     ============      ============     ============      ============
      Diluted earnings (loss) per share ........     $      (0.57)     $       0.10     $      (0.56)     $       0.26
                                                     ============      ============     ============      ============

Options to purchase 1,564,590 and zero shares of common stock were outstanding at September 29, 2001 and September 30, 2000, respectively, but were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.

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

    All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended September 29, 2001 and September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

    In the quarter ended September 29, 2001, we derived approximately 49% of our net sales from telecommunications OEMs, 22% of our net sales from networking OEMs, 13% from computer OEMs and 15% from OEMs in other industry sectors. The percentage of net sales derived from our largest customer was 13%, 33%, 32% and 13% of net sales, respectively, in the second quarter of fiscal 2002, first quarter of fiscal 2002, fourth quarter of fiscal 2001 and the second quarter of fiscal 2001.

    Our results of operations are affected by the level of capacity utilization of our manufacturing facilities, direct and indirect labor costs and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization and declined in periods of low volume and low capacity utilization. Margins also vary based on the type of services we provide.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, statements of operations data for the three and six month periods ended September 29, 2001 and September 30, 2000.

                                                             THREE MONTHS                         SIX MONTHS
                                                                ENDED                                ENDED
                                                    --------------------------------    -------------------------------
                                                    SEPTEMBER 29,      SEPTEMBER 30,    SEPTEMBER 29,     SEPTEMBER 30,
                                                         2001              2000             2001              2000
                                                     ------------      ------------     ------------      ------------
Net sales ......................................            100.0%            100.0%           100.0%            100.0%
Cost of sales ..................................            122.5              91.9            101.1              91.2
                                                     ------------      ------------     ------------      ------------
Gross profit ...................................            (22.5)              8.1             (1.1)              8.8
Selling, general and administrative expenses ...             14.7               4.2              8.5               4.3
Recoveries, net ................................              0.0              (0.7)             0.0              (1.2)
                                                     ------------      ------------     ------------      ------------
(Loss) income from operations ..................            (37.2)              4.6             (9.6)              5.7
Other expense, net .............................             (2.4)             (1.2)            (1.6)             (1.1)
                                                     ------------      ------------     ------------      ------------
(Loss) income before income taxes ..............            (39.6)              3.4            (11.2)              4.6
(Benefit) provision for income taxes ...........             (4.2)              1.3             (1.1)              1.7
                                                     ------------      ------------     ------------      ------------
Net (loss) income ..............................            (35.4)%             2.1%           (10.1)%             2.9%
                                                     ============      ============     ============      ============

NET SALES

    Net sales for the quarter ended September 29, 2001 were $16.1 million, reflecting a decrease of 65.6% from our net sales in the comparable quarter period of the prior year of $46.7 million. Sales to our three largest customers during the quarter ended September 29, 2001 represented 13%, 12% and 7% of total net sales, with no other customer accounting for more than 6% of net sales. Sales to our three largest customers during the quarter ended September 30, 2000 each represented 13%, 13% and 13% of total net sales.

    Net sales for the quarter ended September 29, 2001 included approximately $2.6 million of sales of excess inventory to customers. Net sales in the comparable quarter of the prior year included approximately $2.4 million of sales of excess inventory to customers. The lower sales levels for the three month period ended September 29, 2001, versus the comparable period of the prior fiscal year, reflected reduced customer demand in our primary telecommunications and networking markets and the discontinued contract manufacturing for three significant customers.

    Net sales for the six months ended September 29, 2001 were $55.5 million, reflecting a decrease of 38.0% from our net sales in the comparable six month period of the prior year of $89.4 million.

COST OF SALES AND GROSS PROFIT

      Cost of sales consists of material costs, direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit is affected by, among other factors, the level of sales, mix of services, component costs and the level of capacity utilization at our facilities.

    Gross profit for the quarter ended September 29, 2001 was a negative $3.6 million versus a positive $3.8 million for the quarter ended September 30, 2000. Our gross profit as a percentage of net sales, decreased to a negative 22.5% in the second quarter of fiscal 2002, versus a profit margin of 8.1% in the second quarter of fiscal 2001. The decrease in gross profit percentage from the prior year was due primarily to increased facility and equipment and capacity costs that were added since last year, the lower sales volume as well as employee severance charges and inventory write-offs and reserves totaling $1.1 million in the recent quarter.

    Gross profit for the six months ended September 29, 2001 was a negative $600,000 versus a profit of $7.9 million for the comparable six month period of the prior year. Our gross profit as a percentage of net sales, decreased to a negative 1.1% in the first six month period ended September 29, 2001, versus a profit margin of 8.8% in the comparable six month period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related expenses, marketing and promotional expenses, outside services, travel and entertainment, provisions for bad debts and sales commissions paid to direct sales personnel and independent sales representative organizations.

    SG&A expenses were $2.4 million in the quarter ended September 29, 2001 versus $1.9 million in the comparable quarter of the prior fiscal year. SG&A expenses represented 14.7% of net sales for the quarter ended September 29, 2001 versus 4.2% of net sales for the quarter ended September 30, 2000. The increase in SG&A expenses over the comparable quarter of the prior year was attributable to increased outside services, including legal expenses, and provisions for bad debt and employee severance of approximately $500,000. This dollar increase, coupled with lower revenues in the current quarter, generated a higher SG&A expense as a percentage of net sales versus the comparable quarter of the prior year.

    SG&A expenses were $4.7 million for the six months ended September 29, 2001 versus $3.8 million in the comparable six month period of the prior year. SG&A expenses represented 8.5% of net sales for the six months ended September 29, 2001 versus 4.3% of net sales for the six months ended September 30, 2000.

RECOVERIES, NET

    Recoveries totaling $338,000 and $1.1 million in the quarter and six months ended September 30, 2000 were realized from a work out plan and forbearance agreement with a customer.

    The work out plan and forbearance agreement was entered into with a customer related to a provision for certain amounts receivable at the end of fiscal year 1999. As a result of the work out plan, the Company recovered substantially all of the fiscal 1999 principal amounts reserved. The work out plan also called for the issuance of warrants to acquire shares of the customer's common stock and the recovery of amounts due to the Company in the form of interest. These warrants were exercised and the shares were sold in February 2001.

OTHER EXPENSE, NET

    Other expense, net, which consists primarily of interest expenses, for the quarter ended September 29, 2001 decreased to $378,000 compared to $563,000 for the quarter ended September 30, 2000. The decrease in other expense, net was due to lower interest expense incurred as a result of lower average borrowings in the current fiscal quarter compared to the prior year as well as lower interest rates associated with the reduction in the prime lending rates during the 2001 calendar year.

    Other expense, net for the six months ended September 29, 2001 decreased to $885,000 compared to $972,000 for the comparable six month period of the prior year. The decrease in other expense, net was due to lower interest rates associated with the reduction in the prime lending rates during the 2001 calendar year.

INCOME TAXES
    As a result of our loss from operations in this quarter we have recorded a tax benefit of $670,000 and a related tax receivable of approximately $1.7 million. We have taxable income for U.S. Federal tax purposes in the applicable carryback periods to apply against a portion of the current period loss. We have provided a full valuation allowance for tax benefits and related tax assets of approximately $1.1 million due to the uncertainty of generating future taxable income to utilize these assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital was $18.7 million at September 29, 2001, compared to $58.4 million at March 31, 2001 and included cash and cash equivalents of $1.2 million. Net cash provided by operating activities was $16.6 million for the six months ended September 29, 2001. Cash flows provided by operating activities during the six months ended September 29, 2001 primarily resulted from reductions in inventories and accounts receivable balances associated with lower sales levels, accounts receivable collections and the sale of approximately $8.6 million of excess inventory to customers. These cash flows were partially offset by reductions of trade payables, increases in prepaid expenses and the net loss.

     Capital expenditures during the six months ended September 29, 2001 were $0.9 million. Management anticipates that capital expenditures in fiscal 2002 will decrease from the level of capital expenditures made in fiscal 2001.

     As of September 29, 2001, we had a three-year revolving credit facility for $35 million that was entered into on March 31, 2000. There was $18.0 million outstanding under the revolving credit facility at September 29, 2001. We were eligible to borrow an additional $2.3 million, at September 29, 2001, pursuant to the revolving credit facility's borrowing formula. The revolving credit facility provides for automatic renewals for successive terms of equal duration thereafter unless terminated by either party prior to the renewal date. Loans under the revolving credit facility bear interest at either LIBOR plus 2.25% to 3.00% (depending upon certain financial ratios), prime (6.00% at September 29, 2001), prime plus 0.25% or prime plus 0.50% (such rate determined based upon the amounts, financial ratios and period of loans), are scheduled to mature on March 30, 2003 and are collateralized by certain of our assets. The revolving credit facility requires the payment of a monthly commitment fee equal to one-quarter of one percent (0.25% per annum) of the unused balance, and borrowings are limited based upon certain collateral availability requirements on eligible accounts receivable and inventory.

     In October 2001, we borrowed more money than we were allowed under the credit facilities borrowing formula and determined that we might violate a financial covenant in the loan agreement as of September 29, 2001. In late October, XeTel and its' lender amended the credit facility effective as of October 15, 2001. The amendment i) reduced the total credit facility from $35 million to $19.5 million, ii) allowed us to exceed the borrowing limitations under the credit facility by $2.255 million as of October 15, 2001, $1.3 million after the close of business on October 29, 2001, $1.2 million after the close of business on November 5, 2001, $.7 million after the close of business on November 12, 2001, $0.4 million after the close of business on November 19, 2001, and after November 26, 2001, we must conform to the borrowing limitation of the credit facility, iii) reduced the amount of inventory included in the borrowing formula by $1 million per week beginning on November 13, 2001 for certain inventory as defined in the amendment, iv) required us to retain a consulting firm in November 2001, v) required us to pay certain amendment fees to the lender and vi) waived the requirement to comply with the financial covenant through November 19, 2001, in anticipation of revising the credit agreement with new financial covenants if necessary. Since we only have a waiver through November 19, 2001, after which we will be in violation unless/until we can negotiate an amendment or a further waiver, the debt has been classified as a current liability.

     In July 2001, we issued approximately $1.7 million of trade drafts to a financial company. The proceeds from this transaction were used to pay a product supplier. The trade drafts matured in late October 2001. Due to the liquidity issues noted herein, we were unable to pay these trade drafts when due. On November 1, 2001 we entered into a Collateral Security Agreement that extended the maturity of the trade drafts until January 23, 2002 in exchange for granting the financial company a security interest in certain of our fixed assets and the payment of certain fees on or before November 26, 2001. We are currently in compliance with the Collateral Security Agreement and intend to pay the required fees prior to the due date.

     At September 29, 2001, our liquidity was negatively impacted by a high level of inventory and to a lesser extent accounts receivable. During the quarter we completed the sale of approximately $2.6 million of excess customer inventories. However, one previous customer refused to accept liability for a majority of the $7.5 million in inventory we purchased on their behalf, resulting in our filing of a lawsuit against the customer in July, 2001. On November 15, 2001, we entered into a settlement agreement with this customer which called for, among other items i) a cash payment to us, ii) the sale of certain inventory to the former customer and iii) our retention of a portion of the inventory. At this time we do not expect the settlement to result in a loss and accordingly have not reflected any losses related to the transaction in the financial statements as of September 29, 2001. We intend to try to liquidate the inventory by i) utilizing the inventory for other customer requirements, ii) returning it to suppliers or iii) selling it to third parties, which may result in a gain or a loss.

     We also have approximately $20 million of inventory on hand for a current customer and, as a result of a decrease in demand requirements from this customer, have been working with this customer to have them purchase a large portion of this inventory. In addition to the on-hand inventory, certain of our vendors are claiming additional charges for inventory we ordered on behalf of this customer and have not taken delivery of and/or cancellation charges in the amount of approximately $12 million. We have had numerous recent discussions with this customer. As of this date, we have not been able to resolve our issues with the customer. While we continue to try to resolve these issues with the customer, we expect to, and are prepared to, file for arbitration in November 2001. We expect to recover the full amount of recorded assets related to this matter and accordingly, no loss provision has been recorded at this time.

     Accounts receivable have been reduced by approximately $22.2 million since March 31, 2001. However, primarily due to negative general economic conditions, our customers have slowed their payments, resulting in the number of days sales outstanding to increase from an average of 73 days at June 30, 2001 to 96 days at September 29, 2001 (using the count-back method). In several instances we have worked out payment plans or entered into forbearance agreements with current and former customers extending their payment terms to us. Other than one former customer that filed bankruptcy in August 2001, these customers are generally in compliance with the terms of the revised payment plans.

     Our reduced borrowing capability has also caused us to delay payment to many lessors, suppliers and other creditors. We are in discussions with our lessors about temporary rent abatements and lease restructurings; however, no agreements have been reached to date and there is no assurance that new arrangements will be accomplished. As a result of delayed rental payments, we received one default notice and may receive others while we attempt to work out revised payment terms. We have also been working with our suppliers to reach satisfactory payment terms in order to procure goods and services and to date have been generally able to secure such goods and services.

     As noted in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, we have implemented plans to improve our liquidity by i) reducing new materials purchases, ii) requesting certain customers to either purchase inventories in excess of short-term manufacturing requirements or to prepay our purchases of inventories on their behalf and iii) reducing accounts receivable through increased collections efforts. While we believe that we will be able to achieve our plans, there is no assurance that our objectives will be met. Certain of our equipment operating leases contain covenants and restrictions, which, among other things, require maintenance of minimum financial ratios. At September 29, 2001, we were in compliance with these lease covenants.

     We may require additional financing in connection with our business. We may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank or lease financing or off-balance sheet financing. Our need for funding and the cost of and access to additional funds, are dependent on our future operating results, the resolution of the inventory issues noted above, as well as external conditions. If we are unable to i) obtain adequate financing, ii) resolve customer inventory issues, iii) remain in compliance with the terms of our loan agreement, iv) reach satisfactory terms with our facility and equipment lessors, v) reach agreements to procure required materials and services on satisfactory terms and vi) reduce or eliminate our operating losses, we may be forced to seek protection from our creditors or pursue the sale of XeTel.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apartment from goodwill. We have adopted SFAS No. 141 effective July 1, 2001.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We must adopt SFAS No. 142 by January 1, 2002. However, we do not believe adoption of SFAS No. 142 will have a material impact on our future earnings or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS No. 144 on our future earnings and financial position.

BACKLOG

    Our backlog at September 29, 2001 was approximately $30 million as compared to approximately $60 million at June 30, 2001, $125 million at March 31, 2001 and approximately $207 million at September 30, 2000. Backlog consists of purchase orders received by us and customer commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

    As of September 29, 2001, we had approximately 378 full-time employees, supplemented from time to time by part-time employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

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

FORWARD-LOOKING STATEMENTS

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

     As of September 29, 2001, our long-term debt bore interest at variable rates, generally tied to a reference rate such as LIBOR or prime rate of interest of certain lending institutions. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our risk exposure.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on August 8, 2001 in Irving, Texas, the Company's stockholders voted on the election of directors and a shareholder proposal. All directors recommended were elected. The Company proposal was approved.

Proposal 1: Election of Directors

Name of Nominee            Votes in Favor            Votes Against              Abstentions
---------------            --------------            -------------              -----------
Angelo A. Decaro Jr.
  (Class III Director)       6,340,054                  671,864                      --
Ronald W. Guire
  (Class III Director)       6,340,054                  671,864                      --

Total shares voted 7,011,918 including broker non-votes.

                  The following directors terms of office will continue after the Annual Meeting of Stockholders held on August 8, 2001:

                           Sam L. Densmore
                           Angelo A. Decaro, Jr.
                           Ronald W. Guire
                           C. Scott Kulicke
                           Al R. Schuele

Proposal 2: Approval of an Amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder from 2,412,100 to 2,912,100

                            Votes in Favor             Votes Against             Abstentions
                            --------------             -------------             -----------
                               1,546,527                   950,617                  14,393

Total shares voted excluding broker non-votes amounted to 2,511,537.

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

(b)  Reports on Form 8-K

          The Company did not file any report on Form 8-K during the three month period ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                XETEL CORPORATION

             Date: November 19, 2001         By: /s/ Angelo A. DeCaro, Jr.
                                                ------------------------------
                                                Angelo A. DeCaro, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Executive Officer)


                                                /s/ David G. Osowski
                                                ------------------------------
                                                David G. Osowski
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
  NO.          DESCRIPTION
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

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
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

  10.20        -- Collateral Security Agreement between Registrant and Actrade,
               Inc. (Filed herewith)

  10.21        -- Fourth Amendment to the Loan and Security Agreement between
               Registrant and The CIT Group/Business Credit, Inc. (Filed herewith)

  10.22        -- Waiver Extension to the Fourth Amendment to the Loan and
               Security Agreement between Registrant and the CIT Group/Business
               Credit, Inc. (Filed herewith)