Form 10-Q
period 2001-12-29
XETEL CORP
filed 2002-02-19
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ] No [ ]

As of the close of business on February 12, 2002, 10,067,295 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX




PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of December 29, 2001 and March 31, 2001                                         3

         Statements of Operations for the three and nine months ended
             December 29, 2001 and December 30, 2000                                                       4

         Statements of Cash Flows for the nine months ended
             December 29, 2001 and December 30, 2000                                                       5

         Notes to Financial Statements                                                                     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            10

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                        16

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                                 17

SIGNATURES                                                                                                17

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS



                                XETEL CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                            December 29,      March 31,
                                                                                2001            2001
                                                                           -------------    -------------
                                                                            (unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                             $         415    $       1,744
     Trade accounts receivable, net                                               17,110           41,202
     Inventories, net                                                             31,334           49,856
     Federal income tax receivable                                                 1,633               --
     Deferred tax asset                                                               --            1,077
     Prepaid expenses and other                                                      878            1,505
                                                                           -------------    -------------
         Total current assets                                                     51,370           95,384

Property and equipment, net                                                        7,384            7,133
                                                                           -------------    -------------
         TOTAL ASSETS                                                             58,754    $     102,517
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                $      22,967    $      32,019
     Current portion of long-term debt                                            10,598               --
     Accrued expenses and other liabilities                                        7,998            4,947
                                                                           -------------    -------------
         Total current liabilities                                                41,563           36,966

Deferred income taxes                                                                143              143
Long-term debt, net of current portion                                               606           34,329
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
        none issued and outstanding                                                   --               --
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        10,073,291 and 9,938,066 shares issued and 10,067,295 and
        9,932,070 shares outstanding, respectively                                     1                1
     Additional paid in capital                                                   23,203           23,001
     Retained earnings (deficit)                                                  (6,762)           8,077
                                                                           -------------    -------------
         Total stockholders' equity                                               16,442           31,079
                                                                           -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      58,754    $     102,517
                                                                           =============    =============


The accompanying notes are an integral part of these financial statements.    3

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                Three Months Ended              Nine Months Ended
                                           ----------------------------    ----------------------------
                                           December 29,    December 30,    December 29,    December 30,
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Net sales                                  $     12,331    $     52,064    $     67,801    $    141,480
Cost of sales                                    19,400          46,644          75,470         128,198
                                           ------------    ------------    ------------    ------------
     GROSS PROFIT (LOSS)                         (7,069)          5,420          (7,669)         13,282

Selling, general and administrative
   expenses                                       1,861           2,346           6,605           6,186
Recoveries, net                                      --          (1,719)             --          (2,781)
                                           ------------    ------------    ------------    ------------
     INCOME (LOSS) FROM OPERATIONS               (8,930)          4,793         (14,274)          9,877
Other expense, net                                 (294)           (640)         (1,179)         (1,612)
                                           ------------    ------------    ------------    ------------
     INCOME (LOSS) BEFORE INCOME TAXES           (9,224)          4,153         (15,453)          8,265

Provision (benefit) for income taxes                 --           1,522            (614)          3,083
                                           ------------    ------------    ------------    ------------

     NET INCOME (LOSS)                     $     (9,224)   $      2,631    $    (14,839)   $      5,182
                                           ============    ============    ============    ============

     Basic earnings (loss) per share       $      (0.92)   $       0.27    $      (1.48)   $       0.54
                                           ============    ============    ============    ============

     Basic weighted average shares
       outstanding                               10,065           9,795          10,007           9,633
                                           ============    ============    ============    ============

     Diluted earnings (loss) per share     $      (0.92)   $       0.26    $      (1.48)   $       0.52
                                           ============    ============    ============    ============

     Diluted weighted average
          shares outstanding                     10,065          10,197          10,007           9,978
                                           ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.    4

                                XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Nine Months Ended
                                                           ----------------------------
                                                           December 29,    December 30,
                                                               2001           2000
                                                           ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                       $    (14,839)   $      5,182
   Adjustments to reconcile net income
        to net cash (used in) provided
        by operating activities:
        Deferred income taxes                                     1,077           1,161
        Depreciation and amortization                             1,758           1,451
        Deferred compensation                                        --              21
        (Gain) loss on disposal of equipment                         26             (28)
   Changes in assets and liabilities:
        Trade accounts receivable                                24,092          (7,565)
        Inventories                                              18,522         (29,400)
        Prepaid expenses and other                               (1,006)         (5,300)
        Trade accounts payable                                   (7,319)         11,456
        Accrued expenses and other liabilities                    3,051           7,079
                                                           ------------    ------------
CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                      25,362         (15,943)
Cash flows from investing activities:
       Purchases of property and equipment                         (741)         (1,824)
       Proceeds from sale of equipment                               36              91
                                                           ------------    ------------
CASH USED IN INVESTING ACTIVITIES                                  (705)         (1,733)
Cash flows from financing activities:
      Net borrowings (repayments) under debt
             agreements                                         (26,188)         14,760
      Proceeds from stock options exercised                          55             466
      Proceeds from stock issued under
             employee stock purchase plan                           147             137
                                                           ------------    ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (25,986)         15,363
Decrease in cash and cash equivalents                            (1,329)         (2,313)
Cash and cash equivalents, beginning of period                    1,744           7,398
                                                           ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $        415    $      5,085
                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Property and equipment financed through notes
     payable                                               $        325    $         --
Conversion of accounts payable to note payable             $      1,733    $         --
Property and equipment financed by capital lease           $      1,005    $         --



The accompanying notes are an integral part of these financial statements.    5

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)




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

     The Company has sustained losses from operations and negative cash flows during the three and nine months ended December 29, 2001. The Company may require additional financing in connection with its business. The Company may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank or lease financing. The need for funding and the cost of and access to additional funds, are dependent on the Company's future operating results, the resolution of the inventory issues as discussed in
Note 7, as well as external conditions. If the Company is unable to (i) obtain adequate financing, (ii) resolve customer inventory issues, (iii) remain in compliance with the terms of the borrowing agreements, (iv) reach satisfactory terms with the Credit Facility lender and equipment lessors and other secured creditors, (v) reach agreements to procure required materials and services on satisfactory terms and (vi) reduce or eliminate operating losses, the Company may be forced to seek protection from its creditors under the U.S. bankruptcy code or pursue the sale of the Company.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. The Company has adopted SFAS No. 141 effective July 1, 2001.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. The Company must adopt SFAS No. 142 by April 1, 2002. However, the Company does not believe adoption of SFAS No. 142 will have a material impact on its future earnings or financial position.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have an impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required,

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS No. 144 on its future earnings and financial position.

NOTE 4. TRADE ACCOUNTS RECEIVABLE, NET

    Trade accounts receivable, net consist of the following (in thousands):

                                                          DECEMBER 29,        MARCH 31,
                                                              2001              2001
                                                          -------------    -------------
                                                                   (UNAUDITED)
    Accounts receivable ...............................   $      18,166    $      41,382
    Less: allowance for doubtful accounts .............          (1,056)            (180)
                                                          -------------    -------------
                                                                 17,110    $      41,202
                                                          =============    =============


NOTE 5. INVENTORIES, NET

     Inventories, net consist of the following (in thousands):

                                                           DECEMBER 29,      MARCH 31,
                                                               2001             2001
                                                          -------------    -------------
                                                                   (UNAUDITED)
    Raw materials .....................................   $      28,777    $      42,319
    Work in progress ..................................           2,504            7,981
    Finished goods ....................................           3,767              301
    Less: allowance for obsolete inventory ............          (3,714)            (745)
                                                          -------------    -------------
                                                                 31,334    $      49,856
                                                          =============    =============


NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

     As of December 29, 2001, the Company had a three-year revolving credit facility for $19.5 million that was entered into on March 31, 2000 (the "Credit Facility"). There was $8.3 million outstanding under the Credit Facility at December 29, 2001. The Company was eligible to borrow an additional $1.8 million at December 29, 2001 pursuant to the Credit Facility's borrowing formula. Loans under the Credit Facility, which bear interest at prime (4.75% at December 29, 2001) plus 0.75%, are collateralized by certain of the Company's assets. As a result of an agreement entered into on February 13, 2002 to repay the outstanding balance of the Credit Facility by March 20, 2002, the borrowings under the Credit Facility have been classified as short-term.

     In October 2001, the Company borrowed more money than it was allowed under the Credit Facility's borrowing formula (the "Over-advance") and determined that it was in violation of a financial covenant in the loan agreement as of September 29, 2001. In late October, the Company and its lender amended the credit facility effective as of October 15, 2001. The amendment (i) reduced the total credit facility from $35 million to $19.5 million, (ii) allowed the Company to exceed the borrowing limitations under the credit facility by $2.255 million as of October 15, 2001, $1.3 million after the close of business on October 29, 2001, $1.2 million after the close of business on November 5, 2001, $0.7 million after the close of business on November 12, 2001, $0.4 million after the close of business on November 19, 2001, and after November 26, 2001, the Company must conform to the borrowing limitations of the credit facility,
(iii) reduced the amount of inventory included in the borrowing formula by $1 million per week beginning on November 13, 2001 for certain inventory as defined in the amendment, (iv) required the Company to retain a turnaround consulting firm in November 2001, (v) required the Company to pay certain amendment fees to the lender and (vi) waived the Company's requirement to comply with the financial covenant through November 19, 2001, in anticipation of revising the credit agreement with new financial covenants if necessary. On November 20, 2001, the Company and the lender further amended the Credit Facility to eliminate certain financial covenants. The amendment also reduced the availability under the borrowing agreement by not less that $3.0 million applied against the collateral availability limitations.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     In July 2001, the Company issued approximately $1.7 million of trade drafts to a financial company. The proceeds from this transaction were used to pay a product supplier. The trade drafts matured in late October 2001. Due to the liquidity issues noted herein, the Company was unable to pay these trade drafts when due. On November 1, 2001, the Company entered into a Collateral Security Agreement that extended the maturity of the trade drafts until January 23, 2002 in exchange for granting the financial company a security interest in certain of the Company's fixed assets and the payment of certain fees. In January 2002, the Company failed to repay the trade drafts when due and entered into an agreement to extend the maturity of the trade drafts until February 20, 2002.

     During fiscal 2002, the Company has entered into certain capital leases to finance the purchase of property and equipment. Total capital lease obligations were $0.9 million as of December 29, 2001, of which $0.3 million is classified as a current liability.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     One previous customer refused to accept liability for a majority of the $7.5 million in inventory purchased on the customer's behalf by the Company, resulting in the Company filing a lawsuit against the customer in July 2001. On November 15, 2001, the Company entered into a settlement agreement with this customer which called for, among other items (i) a cash payment to the Company which reduced the carrying value of the inventory on hand, (ii) the sale of certain inventory to the former customer and (iii) the Company's retention of the remainder of the inventory. The Company expects inventory retained to be realizable and accordingly has not reflected any losses related to the transaction in the financial statements as of December 29, 2001. The Company intends to liquidate the inventory by (i) utilizing the inventory for other customer requirements, (ii) returning it to suppliers and/or (iii) selling it to third parties, which may result in a gain or a loss.

     The Company also has approximately $17 million of inventory on hand for a current customer and, as a result of a decrease in demand requirements from this customer, has been working with this customer to have it purchase a large portion of this inventory. As a result of the Company's negotiations with the customer and certain vendors, the Company entered into a settlement agreement on February 12, 2002. As a result of the settlement agreement, the Company recorded a loss of $1.6 million for the quarter ended December 29, 2001 related to write-downs of this inventory to its estimated realizable value.

     Due to its existing financial condition, the Company has violated certain financial covenants, and is delinquent in payments due, under operating lease agreements for equipment used primarily in the production of finished goods. Based on the events of default, the lessor has the contractual right to enter the Company's facilities and take possession of the leased equipment, which could significantly impact the Company's results of operations. The Company is currently in discussions with the lessors in order to resolve the default issues. Although the Company has not received any information indicating that the lessors plan to pursue their rights and remedies under the agreements with respect to these violations, there can be no assurance that any or all of the lessors will not elect to pursue such rights and remedies in the future.

     During November 2001, a patent infringement lawsuit was filed by the Lemelson Foundation against the Company and alleges violations of patents used in the manufacturing of integrated circuits. The lawsuit is in its early stages and the Company is currently investigating the claims filed against it. No estimate of potential loss, if any, is currently possible and, accordingly, no accrual associated with the litigation has been recognized in the results of operations for the three and nine months ended December 29, 2001.

     On February 1, 2002, the Company was served with a property tax warrant by the tax authorities of Travis County, Texas. The warrant was issued as a result of the Company's delinquency for calendar year 2001 property taxes (due no later than January 31, 2002) totaling approximately $0.8 million. The property tax warrant levied fines and penalties of approximately $0.2 million against the Company. During February 2002, XeTel made a payment of approximately $0.7 million against its property tax liability and negotiated payment arrangements intended to satisfy the remaining tax obligations by May 2002.

NOTE 8. INCOME TAXES

     As a result of the Company's loss from operations during this fiscal year, a net tax benefit of $614,000 and a related tax receivable of approximately $1.6 million were recorded. The Company has taxable income for U.S. Federal tax purposes in the applicable carryback periods to apply against a portion of the current period loss. Additionally, a full valuation allowance for the future tax benefits and related to deferred tax assets of approximately $1.1 million was provided due to the uncertainty of generating future taxable income to utilize these assets.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 9. EARNINGS PER COMMON SHARE

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the related period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings per share (unaudited):

                                                          THREE MONTHS                    NINE MONTHS
                                                             ENDED                           ENDED
                                                ------------------------------   ------------------------------
                                                 DECEMBER 29,     DECEMBER 30,    DECEMBER 29,     DECEMBER 30,
                                                    2001              2000           2001             2000
                                                -------------    -------------   -------------    -------------
Basic earnings per share:
  Weighted average shares outstanding .......          10,065            9,795          10,007            9,633
                                                =============    =============   =============    =============
  Net income (loss) .........................   $      (9,224)   $       2,631   $     (14,839)   $       5,182
                                                =============    =============   =============    =============
  Basic earnings (loss) per share ...........   $       (0.92)   $        0.27   $       (1.48)   $        0.54
                                                =============    =============   =============    =============

Diluted earnings per share:
  Weighted average shares outstanding .......          10,065            9,795          10,007            9,633
Common stock equivalents:
  Stock options .............................              --              402              --              345
                                                -------------    -------------   -------------    -------------
                                                       10,065           10,197          10,007            9,978
                                                =============    =============   =============    =============
  Net income (loss) .........................   $      (9,224)   $       2,631   $     (14,839)   $       5,182
                                                =============    =============   =============    =============
  Diluted earnings (loss) per share .........   $       (0.92)   $        0.26   $       (1.48)   $        0.52
                                                =============    =============   =============    =============

     Options to purchase 1,711,290 and 812,625 shares of common stock at December 29, 2001 and December 30, 2000, respectively, but were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks discussed in "Risk Factors that May Affect Future Results, Financial Condition and Market Price of Securities" set forth elsewhere in this Quarterly Report on Form 10-Q.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended December 29, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

     We were founded in 1984 and, since our inception, have manufactured surface mount assemblies and performed other manufacturing services for original equipment manufacturers, or OEMs, in the electronics industry. The development and growth of our business have generally followed the trend by OEMs in the electronics industry to outsource all or a portion of their manufacturing requirements. In view of this trend, we have developed a range of electronics manufacturing services including product development support and advanced prototyping, materials procurement and supply base management, complex surface mount assembly, total system assembly and integration, manufacturing in various production volumes, advanced test engineering and testing, and after-market support. We have sought to forge long-term relationships with our customers to serve as a single-source provider of comprehensive electronics manufacturing services.

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

     In the quarter ended December 29, 2001, we derived approximately 24% of our net sales from telecommunications OEMs, 49% of our net sales from networking OEMs, 8% of our net sales from computer OEMs and 19% of our net sales from OEMs in other industry sectors. The percentage of net sales derived from our largest customer was 20%, 13%, 33% and 32% of net sales, respectively, in the third quarter of fiscal 2002, the second quarter of fiscal 2002, the first quarter of fiscal 2002 and the fourth quarter of fiscal 2001.

     Our results of operations are affected by the level of capacity utilization of our manufacturing facilities, direct and indirect labor costs, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization and declined in periods of low volume and low capacity utilization. Margins also vary based on the type of services we provide.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, historical statements of operations data for the three and nine month periods ended December 29, 2001 and December 30, 2000.

                                                               THREE MONTHS                       NINE MONTHS
                                                                 ENDED                               ENDED
                                                     -------------------------------     -------------------------------
                                                      DECEMBER 29,      DECEMBER 30,      DECEMBER 29,     DECEMBER 30,
                                                         2001               2000             2001              2000
                                                     -------------     -------------     -------------     -------------
Net sales ........................................           100.0%            100.0%            100.0%            100.0%
Cost of sales ....................................           157.3              89.6             111.3              90.6
                                                     -------------     -------------     -------------     -------------
Gross profit (loss) ..............................           (57.3)             10.4             (11.3)              9.4
Selling, general and administrative expenses .....            15.1               4.5               9.8               4.4
Recoveries, net ..................................             0.0              (3.3)              0.0              (2.0)
                                                     -------------     -------------     -------------     -------------
Income (loss) from operations ....................           (72.4)              9.2             (21.1)              7.0
Other expense, net ...............................            (2.4)             (1.2)             (1.7)             (1.1)
                                                     -------------     -------------     -------------     -------------
Income (loss) before income taxes ................           (74.8)              8.0             (22.8)              5.9
Provision for income taxes .......................             0.0              (2.9)              0.9              (2.2)
                                                     -------------     -------------     -------------     -------------
Net income (loss) ................................           (74.8)%             5.1%            (21.9)              3.7%
                                                     =============     =============     =============     =============

NET SALES

     Net sales for the quarter ended December 29, 2001 were $12.3 million, reflecting a decrease of 76% from our net sales in the comparable quarter period of fiscal 2001 of $52.1 million. Sales to our three largest customers during the quarter ended December 29, 2001 represented 20%, 9% and 7% of total net sales, with 5 other customers each accounting for more than 5% of net sales during the recent quarter. Sales to our three largest customers during the quarter ended December 30, 2000 represented 21%, 14% and 9% of total net sales, with no other customer accounting for more than 5% of net sales during the quarter.

     Net sales for the nine-month period ended December 29, 2001, were $67.8 million, which reflected a decrease of 52% from net sales of $141.5 million in the comparable nine-month period of the prior fiscal year.

     The lower sales levels for the three month period ended December 29, 2001, as compared to the third quarter of fiscal 2001, reflected reduced customer demand in our primary telecommunications and networking markets.

COST OF SALES AND GROSS PROFIT

     Cost of sales consists of material costs, direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit is affected by, among other factors, the level of sales, mix of services, component costs and the level of capacity utilization at our facilities.

     Gross profit (loss) for the quarter ended December 29, 2001 was $(7.1) million versus $5.4 million for the quarter ended December 30, 2000. Our gross margin percentage, which represents our gross profit as a percentage of net sales, decreased to (57.3)% in the third quarter of fiscal 2002, versus 10.4% in the third quarter of fiscal 2001.

     Gross profit (loss) for the nine months ended December 29, 2001 was $(7.7) million versus $13.3 million for the nine months ended December 30, 2000. Gross margin for the first nine months of fiscal 2002 was (11.3)% of net sales versus 9.4% in the comparable period of fiscal 200.

     The decrease in gross margin percentage from the prior year was due primarily to lower sales volume resulting from decreased demand for our services, increased facility, equipment and capacity costs that were added since last year, and inventory write-offs totaling approximately $4 million in the third quarter of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related expenses, marketing and promotional expenses, outside services, travel and entertainment, provision for bad debts and sales commissions paid to direct sales personnel and independent sales representative organizations.

     SG&A expenses were $1.9 million, or 15.1% of net sales, in the quarter ended December 29, 2001 versus $2.3 million, or 4.5% of net sales, in the comparable quarter of fiscal 2001. The decrease in SG&A expense was attributable to a reduction in our work force and other cost reduction measures that we implemented in view of the continuing soft demand for manufactured services.

     SG&A expenses were $6.6 million in the first nine months of fiscal 2002 versus $6.2 million in the comparable period in fiscal 2001. SG&A expenses as a percentage of net sales increased to 9.8% for the first nine months of fiscal 2002, from 4.4% in the comparable prior year period, primarily as a result of lower sales levels.

RECOVERIES, NET

     Recoveries totaling $1.7 and $2.8 million in the fiscal quarter and nine month period ended December 30, 2000 were realized from a work out plan and forbearance agreement with a customer. The work out plan and forbearance agreement was entered into with the customer at the end of fiscal year 1999. As a result of the work out plan, we recovered substantially all of the fiscal 1999 principal amounts reserved. The work out plan also called for the issuance of warrants to acquire shares of the customer's common stock and the recovery of amounts due us in the form of interest. These warrants were sold in February 2001 with the net proceeds from the sale applied to the recoveries, net amount in the fourth quarter of fiscal 2001.

OTHER EXPENSE, NET

     Other expense, net for the quarter ended December 29, 2001 decreased to $0.3 million compared to $0.6 million for the quarter ended December 30, 2000. Other expense, net for the nine months ended December 29, 2001 decreased to $1.2 million compared to $1.6 million for the nine months ended December 30, 2000. The decline in fiscal 2002 was due to decreased interest expense incurred on lower borrowings in fiscal 2002.

INCOME TAXES

     The provision for income taxes was $0.0 and $1.5 million for the quarter ended December 29, 2001 and December 30, 2000, respectively. The (benefit) provision for income taxes was $(0.6) and $3.1 million for the nine months ended December 29, 2001 and December 30, 2000, respectively. We have taxable income for U.S. Federal tax purposes in the applicable carryback periods to apply against a portion of the current year loss. We have provided a full valuation allowance for the future tax benefits related to deferred tax assets of approximately $1.1 million due to the uncertainty of generating future taxable income to utilize these assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital was $9.8 million at December 29, 2001, compared to $58.4 million at March 31, 2001, and included cash and cash equivalents of $0.4 million. Net cash provided by operating activities was $25.4 million for the nine months ended December 29, 2001. Cash flows provided by operating activities during the nine months ended December 29, 2001 primarily resulted from reductions in inventories and accounts receivable. These cash flows were partially offset by reductions of trade payables, increases in prepaid expenses and the net operating loss.

     Accounts receivable have been reduced by approximately $24.1 million since March 31, 2001. However, primarily due to negative general economic conditions, our customers have slowed their payments, resulting in the number of days sales outstanding to increase from an average of 96 days at September 29, 2001 to 118 days at December 29, 2001 (using the count-back method). In several instances we have worked out payment plans or entered into forbearance agreements with current and former customers extending their payment terms to us. Other than one former customer that filed bankruptcy in August 2001, these customers are generally in compliance with the terms of the revised payment plans.

     Capital expenditures during the nine months ended December 29, 2001 were $0.7 million. Management anticipates that capital expenditures in fiscal 2002 will decrease from the level of capital expenditures made in fiscal 2001.

     As of December 29, 2001, we had a three-year revolving credit facility for $19.5 million that was entered into on March 31, 2000. There was $8.3 million outstanding under the revolving credit facility at December 29, 2001. We were eligible to borrow an additional $1.8 million at December 29, 2001 pursuant to the revolving credit facility's borrowing formula. Loans under the revolving credit facility, which bear interest at prime (4.75% at December 29, 2001) plus 0.75%, are collateralized by certain of our assets. As a result of an agreement entered into on February 13, 2002, we have agreed to repay the outstanding balance of the credit facility by March 20, 2002, and, as a result, the borrowings under the credit facility have been classified as short-term.

     In October 2001, we borrowed more money than was allowed under the terms of our bank credit facility borrowing formula (the "Over-advance") and determined that we were in violation of a financial covenant in the loan agreement as of September 29, 2001. In late October, we entered into an amendment to the credit facility to: (i) reduce the total credit facility from $35 million to $19.5 million, (ii) permit us to exceed the borrowing limitations under the credit facility by $2.255 million as of October 15, 2001, $1.3 million after the close of business on October 29, 2001, $1.2 million after the close of business on November 5, 2001, $0.7 million after the close of business on November 12, 2001, $0.4 million after the close of business on November 19, 2001, and after November 26, 2001, we must conform to the borrowing limitations of the credit facility, (iii) reduce the amount of inventory included in the borrowing formula by $1 million per week beginning on November 13, 2001 for certain inventory as defined in the amendment, (iv) require us to retain a turnaround consulting firm in November 2001, (v) require us to pay certain amendment fees to the lender and
vi) waive our requirement to comply with the financial covenant through November 19, 2001, in anticipation of revising the credit agreement with new financial covenants if necessary. On November 20, 2001, we entered into a further amendment of the credit facility to eliminate certain financial covenants. The amendment also reduced the availability under the borrowing agreement by not less that $3.0 million applied against the collateral availability limitations.

     In July 2001, we issued approximately $1.7 million of trade drafts to a financial company. The proceeds from this transaction were used to pay a product supplier. The trade drafts matured in late October 2001. Due to our liquidity issues noted herein, we were unable to pay these trade drafts when due. On November 1, 2001, we entered into a Collateral Security Agreement that extended the maturity of the trade drafts until January 23, 2002 in exchange for granting the financial company a security interest in certain of our fixed assets and the payment of certain fees. In January 2002, we failed to repay the trade drafts when due and entered into an agreement to extend the maturity of the trade drafts until February 20, 2002.

     During fiscal 2002, we entered into certain capital leases to finance the purchase of property and equipment. Total capital lease obligations were $0.9 million as of December 29, 2001, of which $0.3 million is classified as a current liability. In addition, as of December 29, 2001, we have future operating lease payment commitments of approximately $23 million under existing equipment and facility lease agreements. Rental expense under existing operating leases was $3.4m during the nine month period ended December 29, 2001.

     On February 1, 2002, we were served with a property tax warrant by the tax authorities of Travis County, Texas. The warrant was issued as a result of our delinquency for calendar year 2001 property taxes (due no later than January 31, 2002) totaling approximately $0.8 million. The property tax warrant levied fines and penalties of approximately $0.2 million against us. During February 2002, we made a payment of approximately $0.7 million against the property tax liability and negotiated payment arrangements intended to satisfy the remaining tax obligations by May 2002.

     At December 29, 2001, our liquidity was negatively impacted by high levels of inventory and, to a lesser extent, accounts receivable. One previous customer refused to accept liability for a majority of the $7.5 million in inventory that we purchased on its behalf, which resulted in our filing of a lawsuit against this customer in July 2001. On November 15, 2001, we entered into a settlement agreement with this customer which called for, among other items i) a cash payment to us which reduced the carrying value of the inventory on hand, ii) the sale of certain inventory to the former customer and iii) our retention of the remainder of the inventory. We expect the inventory retained to be realizable and accordingly we have not reflected any losses related to the transaction in our financial statements as of December 29, 2001. We intend to liquidate the inventory by i) utilizing the inventory for other customer requirements, ii) returning it to suppliers and/or iii) selling it to third parties, which may result in a gain or a loss.

     We also have approximately $17 million of inventory on hand for a current customer and, as a result of a decrease in demand requirements from this customer, have been working with this customer to have it purchase a large portion of this inventory from us. As a result of our negotiations with the customer and certain vendors, we entered into a settlement agreement with the customer on February 12, 2002. As a result of the settlement agreement, we wrote-down the inventory to its estimated realizable value of $1.6 million in the quarter ended December 29, 2001.

     Due to our limited cash resources, we have violated certain financial covenants, and are delinquent in payments due, under operating lease agreements for equipment used primarily in the production of finished goods. Based on these events of default, the lessors have the contractual right to enter our facilities and take possession of the leased equipment, which could significantly impact the our results of operations. We are currently in discussions with the equipment lessors to resolve these default issues. Although we have not received any information indicating that the lessors plan to pursue their rights and remedies under the agreements with respect to these violations, there can be no assurance that any or all of the lessors will not elect to pursue such rights and remedies in the future.

     During November 2001, a patent infringement lawsuit was filed by the Lemelson Foundation against us and alleges violations of patents used in the manufacturing of integrated circuits. The lawsuit is in its early stages and we are currently investigating the claims filed against us. No estimate for potential loss, if any, is currently possible and, accordingly, no accrual associated with the litigation has been recognized in the results of operations for the three and nine months ended December 29, 2001.

     Our reduced borrowing capability has also caused us to delay payment to many lessors, suppliers and other creditors. We are in discussions with our lessors about temporary rent abatements and lease restructurings; however, few agreements have been reached to date and there is no assurance that new arrangements will be accomplished. As a result of delayed rental payments, we received one default notice and may receive others while we attempt to work out revised payment terms. We have also been working with our suppliers to reach satisfactory payment terms in order to procure goods and services and to date have been generally able to secure such goods and services.

     As noted in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, we have implemented plans to improve our liquidity by (i) reducing new materials purchases, (ii) requesting certain customers to either purchase inventories in excess of short-term manufacturing requirements or to prepay our purchases of inventories on their behalf and (iii) reducing accounts receivable through increased collections efforts. While we believe that we will be able to achieve our plans, there can be no assurance that our objectives will be met. Certain of our equipment operating leases contain covenants and restrictions, which, among other things, require maintenance of minimum financial ratios. At December 29, 2001, we were not in compliance with these lease covenants. As noted above, although we are in discussions with our lessors to restructure our lease obligations; however, no agreements have been reached to date and there can be no assurance that the new arrangements will be accomplished.

     We may require additional financing in connection with our business. We may seek additional funds from time to time through public or private debt or equity offerings or obtain further bank or lease financing or off-balance sheet financing. Our need for funding and the cost of and access to additional funds are dependent on our future operating results, the resolution of the inventory issues noted above, and other external conditions. If we are unable to (i) obtain adequate financing, (ii) resolve customer inventory issues, (iii) remain in compliance with the terms of our loan agreement, (iv) reach satisfactory terms with our facility and equipment lessors, (v) reach agreements to procure required materials and services on satisfactory terms and (vi) reduce or eliminate our operating losses, we may be forced to seek protection from our creditors under the U.S. bankruptcy code or pursue the sale of our company or assets.

     At December 29, 2001 and March 31, 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do engage in transactions with Rohm Corporation, our largest shareholder, to purchase certain inventory items. We believe that these transactions were on terms no less favorable than would have been obtained from unaffiliated third parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, income taxes, warranty obligations, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We recognize revenue and profit when title and risk of loss is transferred and collectability of the resulting receivable is reasonably assured. We make provision for estimated sales returns and discounts based upon historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have an impact on our financial position or results of operations.

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

BACKLOG

     Our backlog at December 29, 2001 was approximately $29 million as compared to approximately $30 million at September 29, 2001, $60 million at June 30, 2001 and approximately $125 million at March 31, 2001. Backlog consists of purchase orders received by us and customer commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

     As of December 29, 2001, we had approximately 316 full-time employees, supplemented from time to time by part-time employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

     Factors that could cause actual results or events to differ materially from those anticipated by forward-looking statements set forth in the Quarterly Report, include, but are not limited to: 1) our dependence on a limited number of suppliers and the ability to obtain sufficient components on a timely basis;
2) the loss of any of our major customers; 3) our ability to manufacture products for our customers on a cost-effective basis; 4) risk of price increases associated with shortages in the availability of electronics components; 5) working capital constraints due to customer inventory requirements or materials shortages; 6) variability in the volume and timing of our sales; 7) significant customers canceling their orders, changing production quantities or failing to pay us for our services; 8) the inability to secure additional financing when needed; 9) the expansion of our business and operations through acquisitions;
10) increased competition which may result in decreased demand or reductions in prices for our services; 11) our dependence on certain key personnel; 12) our dependence on the continuing trend by original equipment manufacturers (OEMs) to outsource their electronics manufacturing services (EMS) needs; 13) design or manufacturing defects in products we manufacture for our customers: 14) costs associated with plant closures or relocations and 15) provisions in our charter documents, stockholder rights plan and agreements with executives, as well as provisions of Delaware law, which could prevent or delay a change in control of us and may reduce the market price of our stock.

FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding trends in sales, profit margins and the sufficiency of our cash flow for our future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements (for these factors, see the preceding paragraph marked "Risk Factors That May Affect Future Results, Financial Condition and Market Price of Securities". Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

     As of December 29, 2001, our long-term debt bore interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain lending institutions. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our risk exposure.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

                  The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)      Reports on Form 8-K

                  The Company did not file any report on Form 8-K during the three month period ended December 29, 2001.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         XETEL CORPORATION

           Date: February 19, 2002       By:  /s/ Angelo A. DeCaro, Jr.
                                         --------------------------------------
                                         Angelo A. DeCaro, Jr.
                                         President, Chief Executive Officer
                                         and Director
                                         (Principal Executive, Financial and
                                         Accounting Officer)

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

10.20          -- Collateral Security Agreement between Registrant and Actrade,
               Inc. (Incorporated by reference to Exhibit 10.20 to our Quarterly
               Report on Form 10-Q for the quarter ended September 29, 2001)

10.21          -- Fourth Amendment to the Loan and Security Agreement between
               Registrant and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form
               10-Q for the quarter ended September 29, 2001)

10.22          -- Waiver Extension to the Fourth Amendment to the Loan and
               Security Agreement between Registrant and the CIT Group/Business
               Credit, Inc. (Incorporated by reference to Exhibit 10.22 to our
               Quarterly Report on Form 10-Q for the quarter ended September 29,
               2001)

10.23          -- Fifth Amendment to the Loan and Security Agreement between
               Registrant and The CIT Group/Business Credit, Inc.

10.24 -- Addendum to Collateral Security Agreement between Registrant and Actrade

10.25          -- Collateral Proceeds Release Agreement between Registrant and
               The CIT Group/Business Credit, Inc.