Form 10-K
period 2002-03-30
XETEL CORP
filed 2002-06-28
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                   (Mark One)
                   [X] Annual Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                      the fiscal year ended March 30, 2002,

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of XeTel Corporation, computed by reference to the last sales price of such stock as of June 10, 2002, was $2,843,000.

At June 10, 2002, there were 10,153,570 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the discussion in this Form 10-K contains "forward-looking" statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: future operating results, developments in the our markets and strategic focus, and new production processes and capabilities. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words or the negative construction of these words. You should read statements that contain these words carefully because they may discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Actual results could differ materially from the results discussed in the forward-looking statements.


ITEM 1.         BUSINESS

OVERVIEW

We have engaged an investment banking firm to assist us in reviewing strategic alternatives including the sale or merger of XeTel, in whole or in part. While our immediate attention is to improve our liquidity and capital resources to position XeTel for renewed growth, we believe it is in the best interest of our stockholders to consider all available alternatives. While reviewing our strategic alternatives, we will continue to develop and strengthen long-term relationships with targeted OEMs of advanced electronics products in the networking, telecommunications, computer, industrial and medical industries.

XeTel provides comprehensive and customized electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, that design and sell networking, telecommunications, computer, industrial and medical products. We have particular expertise in the use of advanced surface mount technologies to manufacture technologically complex products in low to moderate volumes for both emerging and established OEMs. Our objective is to develop and strengthen long-term relationships with targeted OEMs of advanced electronics products by offering comprehensive manufacturing solutions, providing advanced manufacturing process technologies and expanding our manufacturing capacity both internally and through acquisitions. In the year ended March 30, 2002, we derived approximately 26% of our net sales from computer OEMs and 41% from telecommunications OEMs.

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

Our customers rely on us to manufacture technologically complex electronic products. Our customer base of approximately 50 customers includes large, established electronics OEMs, such as Ericsson, ADIC, Intel, Motorola, AMD and Toshiba, as well as emerging OEMs in fast-growing segments of the networking, telecommunications and computer industries, such as Uplink, Navini Networks, Enfora, Osprey Technologies and SBE.

We were incorporated in Texas in 1984 and reincorporated in Delaware in 1992. We have been a public company since 1996. Our common stock currently is listed on The Nasdaq National Market; however, in response to the potential delisting of our common stock from The Nasdaq National Market, we have filed an application with The Nasdaq Stock Market to transfer our common stock to The Nasdaq SmallCap Market. Please see "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters" below for a more detailed discussion of the potential delisting and transfer of our common stock. We maintain our principal executive offices at 2105 Gracy Farms Lane, Austin, Texas 78758, and our telephone number is (512) 435-1000.

RISK FACTORS

Factors that could materially and adversely affect our results and the trading price of our common stock include, but are not limited to the following: 1) our current liquidity crisis, which is reflected by the inclusion of a "going concern" exception in the accompanying report from our auditors; 2) our potential inability to secure additional financing when needed; 3) our dependence on a limited number of suppliers and the ability to obtain sufficient components on a timely basis; 4) the loss of any of our major customers; 5) our ability to manufacture products for our customers on a cost-effective basis; 6) risk of price increases associated with shortages in the availability of electronics components; 7) working capital constraints due to customer inventory requirements or materials shortages; 8) variability in the volume and timing of our sales; 9) significant customers canceling their orders, changing production quantities or failing to pay us for our services; 10) any future acquisitions to which we may be a party; 11) increased competition that may result in decreased demand or reductions in prices for our services; 12) our dependence on certain key personnel; 13) our dependence on the continuing trend by original equipment manufacturers to outsource their electronics manufacturing services needs; 14) design or manufacturing defects in products we manufacture for our customers;
15) provisions in our charter documents, stockholder rights plan and agreements with executives, as well as provisions of Delaware law, that could prevent or delay a change in control of us and may reduce the market price of our stock;
16) risk of our stock being delisted from The Nasdaq National Market; and 17) risk of litigation.

MANUFACTURING CAPABILITIES AND SERVICES

In connection with our efforts to strengthen our operation, we seek to establish long-term customer relationships with OEMs that design and sell highly complex networking, telecommunications, computer, industrial and medical products by providing advanced manufacturing process technologies and high quality, responsive and flexible manufacturing services. Our electronics manufacturing services include:

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

OUR CUSTOMERS

We have more than 18 years of experience in the EMS industry and we serve a diversified customer base consisting of approximately 50 customers across a variety of industries, including the networking, telecommunications, computer, industrial and medical industries.

Although we serve a large and varied group of customers, a substantial portion of our sales historically has been derived from a small number of customers. For the fiscal year ended March 30, 2002, we derived 22% and 11% of our net sales from Ericsson and ADIC, respectively. In fiscal 2001, we derived 18%, 13% and 11% of our net sales from Ericsson, Intel and Tellabs, respectively, and in fiscal 2000, we derived 12%, 10% and 13% of our net sales from Cielo Communications, Crossroads Systems and Visual Networks, respectively. No other customer accounted for 10% or more of our net sales in these fiscal years.

We provided services within the following industries in the following proportions:

                                     PERCENTAGE OF NET SALES
                                  ----------------------------
                                          FISCAL YEAR
                                  ----------------------------
              INDUSTRY              2002      2001      2000
       -------------------------- --------  --------  --------
       Networking................    11%       46%       58%
       Telecommunications........    41        41        14
       Computer..................    26         9        19
       Industrial/Medical/Other..    22         4         9

In addition, our ten largest customers collectively accounted for approximately 67% of our net sales during fiscal 2002. The loss of customers and a significant curtailment of purchases by customers due to the economic downturn during fiscal 2002 has had a material adverse effect on our business, financial condition and results of operations. The continued loss of customers, or further curtailment of purchases by customers, could further effect our business, financial condition and results of operations.

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

Due to our current financial condition, we are making payments to significant creditors as our cash flow permits. We are in ongoing contact with certain of these creditors regarding our slowness in payments, and we are attempting to resolve issues regarding late payment or no-payment.

COMPETITION

The EMS industry is highly fragmented and is characterized by intense competition. We believe that the principal competitive factors in the EMS industry are advanced manufacturing and assembly capabilities, responsiveness to customers, full service manufacturing capability, manufacturing capacity, price, product quality, global presence and regional access.

BACKLOG

Our backlog at March 30, 2002 was approximately $28.4 million as compared to $125.0 million at March 31, 2001. Backlog consists of purchase orders received by us and commitments under scheduled releases, both of which generally specify delivery dates within twelve months. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, our backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

As of March 30, 2002, we had approximately 330 full-time employees, supplemented from time to time by temporary employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

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

ITEM 2.  PROPERTIES

Our facilities are summarized as follows:

                                            APPROXIMATE
                                               SIZE
  LOCATION              DESCRIPTION          (SQ. FT.)   OWNED/LEASED
--------------     -----------------------  -----------  ------------
Austin, Texas      Executive Offices and      115,000      Leased
                   Full Service
                   Operations
Irving, Texas      Full Service                50,000      Leased
                   Operations

Each of our facilities hold ISO 9002 certifications and our Austin facility holds BABT certifications.

ITEM 3.  LEGAL PROCEEDINGS

During November 2001, a patent infringement lawsuit was filed by the Lemelson Foundation against us and alleges violations of patents used in the manufacturing of integrated circuits. The lawsuit is in its early stages and we are currently investigating the claims filed against us. No estimate of potential loss, if any, is currently possible and, accordingly, no accrual associated with the litigation has been recognized in the results of operations for fiscal 2002.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

Our common stock is traded on The Nasdaq National Market under the symbol "XTEL." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by The Nasdaq National Market.

                                                 HIGH      LOW
                                                 -----    -----
       Fiscal Year Ended April 1, 2000:
         First Quarter.......................    2.938    1.750
         Second Quarter......................    2.625    1.625
         Third Quarter.......................    2.000    1.250
         Fourth Quarter......................    5.125    1.313

       Fiscal Year Ended March 31, 2001:
         First Quarter.......................    2.938    1.563
         Second Quarter......................    9.063    1.938
         Third Quarter.......................    7.625    2.000
         Fourth  Quarter.....................    5.750    2.594

       Fiscal Year Ended March 30, 2002:
         First Quarter.......................    4.010    2.470
         Second Quarter......................    2.840    0.940
         Third Quarter.......................    0.950    0.480
         Fourth  Quarter.....................    0.880    0.390

On June 10, 2002, the last reported sale price of our common stock on The Nasdaq National Market was $0.28 per share. As of June 10, 2002, there were approximately 89 stockholders of record of our common stock. There were in excess of 3,200 beneficial owners of our common stock as of June 10, 2002.

We received notification dated February 14, 2002, from The Nasdaq National Market that our common stock would be delisted if our common stock did not maintain a minimum bid price of $1.00 per share for at least ten consecutive trading days prior to May 15, 2002. Additionally, We received notification dated March 5, 2002, from The Nasdaq National Market that our common stock would be delisted if the market value of our publicly held shares of common stock did not equal at least $5,000,000 for a minimum of ten consecutive trading days prior to June 3, 2002. Because the bid price for our common stock did not trade at or above $1.00 per share for ten consecutive days prior to May 15, 2002, we submitted an application to Nasdaq on May 13, 2002 to transfer the listing of our common stock to The Nasdaq SmallCap Market, as provided by applicable Nasdaq Marketplace Rules. The staff of The Nasdaq SmallCap Market currently is reviewing our application. Our common stock will continue to trade on The Nasdaq National Market pending The Nasdaq SmallCap Market staff's review of our transfer application. If our application is approved by The Nasdaq SmallCap Market, our common stock will begin trading on The Nasdaq SmallCap Market as of a date to be determined by The Nasdaq SmallCap Market. If our application to transfer the listing of our common stock to The Nasdaq SmallCap Market is denied, we anticipate that we will provide for the continued trading of our common stock in the over-the-counter market or on the "pink sheets". There can be no assurance that The Nasdaq SmallCap Market will approve our application to transfer the listing of our common stock to The Nasdaq SmallCap Market.

DIVIDEND POLICY

We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes included elsewhere in this filing. The statement of operations data set forth below for the fiscal years ended March 27, 1999 and March 28, 1998 and the balance sheet data as of April 1, 2000, March 27, 1999 and March 28, 1998 have been derived from our historical audited financial statements. The statement of operations data set forth below for the fiscal years ended March 30, 2002, March 31, 2001 and April 1, 2000 and the balance sheet data as of March 30, 2002 and March 31, 2001 have been derived from our audited financial statements included elsewhere in this filing. The historical results are not necessarily indicative of results to be expected for any future period.


                                                                 FISCAL YEAR ENDED
                                            --------------------------------------------------------
                                             MARCH 30,  MARCH 31,   APRIL 1,    MARCH 27,  MARCH 28,
                                               2002       2001        2000        1999       1998
                                            ----------  ---------   --------    ---------  ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       STATEMENTS OF OPERATIONS DATA:
       Net sales........................    $ 79,761    $192,882    $117,743    $135,713   $112,685
       Cost of sales....................      92,618     176,207     110,161     130,249    105,171
                                            --------    --------    --------    --------   --------
       Gross profit (loss)..............     (12,857)     16,675       7,582       5,464      7,514
       Selling, general and administrative
         Expenses.......................       9,665       8,442       6,176       6,539      6,469
       Recoveries, net..................          --      (2,774)     (1,854)      6,855         --
                                            --------    --------    --------    --------   --------
       Income (loss) from operations....     (22,522)     11,007       3,260      (7,930)     1,045
       Other expense, net...............      (1,661)     (2,334)       (787)       (712)       (30)
                                            --------    --------    --------    --------   --------
       Income (loss) before income taxes     (24,183)      8,673       2,473      (8,642)     1,015
       Provision (benefit) for income
         Taxes..........................        (614)      3,221         935      (3,104)       386
                                            --------    --------    --------    --------   --------
       Net income (loss)................    $(23,569)   $  5,452    $  1,538    $ (5,538)  $    629
                                            ========    ========    ========    ========   ========
       Net income (loss) per common share:
       Basic earnings (loss) per share..    $  (2.35)   $   0.56    $   0.16    $  (0.61)  $   0.07
                                            ========    ========    ========    ========   ========
       Diluted earnings (loss) per share    $  (2.35)   $   0.54    $   0.16    $  (0.61)  $   0.07
                                            ========    ========    ========    ========   ========
       Weighted average common shares
         Outstanding:
       Basic weighted average shares
         Outstanding....................      10,017       9,706       9,349       9,096      8,863
       Diluted weighted average shares
         Outstanding....................      10,017      10,043       9,608       9,096      9,532

                                             MARCH 30,  MARCH 31,   APRIL 1,    MARCH 27,  MARCH 28,
                                               2002       2001        2000        1999       1998
                                            ----------  ---------   --------    ---------  ---------
                                                                (IN THOUSANDS)
       BALANCE SHEET DATA:
       Working capital..................     $   937    $ 58,418     $24,689    $15,671    $20,953

       Total assets.....................      41,593     102,517      64,721     51,783     58,806

       Current portion debt.............       5,607          --       7,120     10,600      5,800

       Long-term debt, net of current
         Portion........................          --      34,329       7,591      2,167      2,667
       Stockholders' equity.............       7,712      31,079      24,832     22,754     27,744


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

OVERVIEW

We were founded in 1984 and, since our inception, have manufactured surface mount assemblies and performed other manufacturing services for OEMs in the electronics industry. The development of our business has generally followed the trend by OEMs in the electronics industry to outsource all or a portion of their manufacturing requirements. In view of this trend, we have developed a range of electronics manufacturing services including product design, development support and advanced prototyping, materials procurement and supply base management, complex surface mount assembly, total system assembly and integration, manufacturing in various production volumes, advanced test engineering and testing, and after-market support. We have sought to forge long-term relationships with our customers as a single-source provider of comprehensive electronics manufacturing services.

In recent years we have implemented strategies to diversify our customer base, advance our manufacturing technologies and capabilities, broaden our service offerings and expand our manufacturing capacity. We have continued to adopt advanced technologies, such as flip-chip and micro-ball grid array, in advance of the continuing emergence and commercial introduction of more complex electronics devices. In addition, we have expanded into high growth markets requiring low- to moderate-volume, highly complex manufacturing solutions, and reorganized our service offerings by establishing dedicated service centers and broadening our services in total system assembly, systems integration and order fulfillment.

Due to a significant reduction in customer demand for our services, we have experienced decreases in our net sales and have generated operating losses in recent quarters. The downturn in our business was fueled in large part by the cancellation of orders by current customers and the reduction of demand with networking and telecommunications OEMs. In the fiscal year ended March 30, 2002, or fiscal 2002, we derived approximately 26% of our net sales from computer OEMs and 41% from telecommunications OEMs. In addition, the percentage of revenues derived from our largest customer increased to 22% of net sales in fiscal 2002, from 18% of net sales in fiscal 2001.

Our annual and quarterly results of operations are affected by the level of capacity utilization of our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally decreased during periods of low volume and low capacity utilization. Margins also vary based on the type of services we provide.

Our fiscal year is the 52 or 53 weeks ending on the Saturday nearest to March
31. Reference to fiscal years ended 2002, 2001 and 2000 are to the 52 weeks ended March 30, 2002 and March 31, 2001 and the 53 weeks ended April 1, 2000, respectively.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, historical statement of operations data for the last three fiscal years.

                                                    FISCAL YEAR ENDED
                                             -----------------------------------
                                             MARCH 30,     MARCH 31,    APRIL 1,
                                               2002           2001       2000
                                             ---------     ---------    -------
  Net sales.............................       100.0%        100.0%      100.0%
  Cost of sales.........................       116.1          91.4        93.6
                                               -----         -----       -----
  Gross profit (loss)...................       (16.1)          8.6         6.4
  Selling, general and administrative
  expenses..............................        12.1           4.3         5.2
  Recoveries, net.......................         0.0          (1.4)       (1.6)
                                               -----         -----       -----
  Income (loss) from operations.........       (28.2)          5.7         2.8
  Other expense, net....................        (2.1)         (1.2)       (0.7)
                                               -----         -----       -----
  Income (loss) before income taxes.....       (30.3)          4.5         2.1
  Provision (benefit) for income taxes..        (0.8)          1.7         0.8
                                               -----         -----       -----
  Net income (loss).....................       (29.5)%         2.8%        1.3%
                                               ======        =====       =====


FISCAL YEAR ENDED MARCH 30, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

Net sales for the year ended March 30, 2002 were $79.8 million, reflecting a decrease of 58.6% from our net sales in fiscal 2001 of $192.9 million. Sales to our three largest customers during fiscal 2002 represented 22%, 11% and 8% of total net sales, with one other customer accounting for more than 5% of net sales during the year. Sales to our three largest customers during fiscal 2001 represented 18%, 13% and 11% of total net sales, with no other customer accounting for more than 5% of net sales during the year. The lower sales levels for fiscal 2002, as compared to fiscal 2001, reflected reduced customer demand in our primary telecommunications and networking markets.

Cost of sales consists of material costs, direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit is affected by, among other factors, the level of sales, mix of services, component costs and the level of capacity utilization at our facilities.

Gross profit (loss) for fiscal 2002 was $(12.9) million versus $16.7 million for fiscal 2001. Our gross margin percentage, which represents our gross profit as a percentage of net sales, decreased to (16.1)% in fiscal 2002, versus 8.6% in fiscal 2001. The decrease in gross margin percentage in fiscal 2002 from the prior year was due primarily to lower sales volume resulting from decreased demand for our services, increased facility, equipment and capacity costs that were added since last year, and provisions for excess and obsolete inventory totaling approximately $6.2 million during fiscal 2002.

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related expenses, marketing and promotional expenses, outside services, travel and entertainment, provision for bad debts and sales commissions paid to direct sales personnel and independent sales representative organizations. SG&A expenses were $9.7 million, or 12.1% of net sales, for the year ended March 30, 2002 versus $8.4 million, or 4.3% of net sales, in fiscal 2001. The increase in SG&A expense was attributable to an increase in the provision for bad debts and an increase in outside services partially offset by a reduction in our work force and other cost reduction measures that we implemented during the year in view of the reduced demand for manufactured services.

Recoveries, net totaling $0.0 and $2.7 million for fiscal 2002 and 2001, respectively, were realized from a work out plan and forbearance agreement with a customer that was completed in fiscal 2001.

Other expense, net for the year ended March 30, 2002 decreased to $1.7 million compared to $2.3 million for the year ended March 31, 2001. The decline in fiscal 2002 was due to decreased interest expense incurred on lower borrowings in fiscal 2002.

The benefit for income taxes was $0.6 million for fiscal 2002 and a provision of $3.2 million for fiscal 2001, respectively. We have taxable income for U.S. Federal tax purposes in the applicable carryback periods to apply against a portion of the current year loss. We have provided a full valuation allowance for the future tax benefits related to deferred tax assets of approximately $8.1 million due to the uncertainty of generating future taxable income to utilize these assets.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED APRIL 1, 2000

Net sales for fiscal 2001 increased $75.1 million or 63.9%, to $192.9 million from $117.7 million for fiscal 2000. This increase, primarily due to increased unit production, reflected programs for new customers, primarily to OEMs in the networking and telecommunications markets. Sales to our three largest customers for fiscal 2001 represented 18%, 13%, and 11%, respectively, of total net sales. Sales to our three largest customers for fiscal 2000 represented 13%, 12% and 10%, respectively, of total net sales.

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

Recoveries, net were $2.8 million and $1.9 million in fiscal 2001 and 2000, respectively. During fiscal 1999, we wrote off amounts outstanding from a financially strained Customer A. We entered into a forbearance agreement with Customer A during fiscal 2000. As a result of the forbearance agreement, we recovered substantially all of the fiscal 1999 principal amounts reserved. The agreement also called for the issuance of warrants to acquire shares of the customer's common stock and the recovery of amounts due us in the form of interest. These warrants were sold in February 2001 with the net proceeds from the sale applied to recoveries, net in the fourth quarter of fiscal 2001.

Due to several factors, including financial difficulties encountered by Customer B and turning over the collection from Customer B to the Company's legal counsel, the Company wrote off amounts outstanding from Customer B amounting to approximately $486,000 during fiscal 2001.

We also closed our facilities in California in fiscal 2001, which resulted in expenses amounting to approximately $156,000. These expenses related to severance paid to employees and impairment charges for long lived assets.

Other expense, net for fiscal 2001 reflected expense of $2.3 million compared to $0.8 million for fiscal 2000. The change in other expense, net was due to increased interest expense incurred on higher borrowings under our revolving line of credit in fiscal 2001.

The provision for income taxes of $3.2 million reflected an effective tax rate of 37.1% in fiscal 2001 and the provision for income taxes of $0.9 million reflected an effective tax rate of 37.8% in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Due to a significant reduction in customer demand for our services and the termination of our borrowing facility, we suffered substantial operating losses and a significant reduction in our liquidity during fiscal 2002. We are making payments to significant creditors as cash flow allows. We are in ongoing contact with certain of these creditors, and we are attempting to resolve issues regarding delinquent payments. During fiscal 2002, we defaulted on certain short-term notes payable and were required to renegotiate the terms of the notes. Further, we are currently in default on a number of our lease agreements. Due to these defaults, the lessors have the right to take possession of the leased equipment. There can be no assurance that we will be able to resolve these matters satisfactorily. If we are unable to do so, we could be subject to litigation or other actions, including repossession of manufacturing equipment or being unable to purchase additional parts necessary for the production of orders placed by existing customers. These factors could have a material adverse effect on our business, financial condition and results of operation.

At March 30, 2002, we had no financing agreements in place under which we could secure additional funds. Subsequent to fiscal year-end, we entered into a short-term credit facility with a lender that allows for borrowings of up to $4.3 million. The new credit facility matures on July 22, 2002. There is no assurance that we will be able to obtain a new source of financing prior to July 22, 2002, or extend the credit facility beyond July 22, 2002. In order to meet our future liquidity requirements, we have also retained an investment banking firm to help us review our strategic alternatives, including the sale or merger of XeTel, in whole or in part. If our efforts are not successful, we may be forced to seek protection from our creditors under the U.S. bankruptcy code.

Our ability to continue as a going concern, of which there is substantial doubt, depends upon our ability to return to profitable operations and positive cash flow, obtain new sources of financing to pay our obligations as they become due and maintain adequate liquidity. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if we were forced to discontinue our operations.

Net cash provided by (used in) operating activities was $33.1 million during fiscal 2002, ($23.2) million during fiscal 2001 and ($1.2) million during fiscal 2000, with the fluctuations relating primarily to changes in inventory levels, accounts receivable, sales levels and the net loss incurred in fiscal 2002.

Capital expenditures during fiscal 2002, 2001 and 2000 were $0.7 million, $2.8 million and $1.2 million. Additionally, we purchased property and equipment by entering into capital leases and notes payable totaling $1.3 million in fiscal 2002. During fiscal 2002, we reduced our capital expenditures due to a reduction in demand for our services.

As of March 30, 2002, we completed the repayment of our revolving credit facility that we entered into on March 31, 2000. Borrowings under the credit facility, which bore interest at prime plus 0.75%, were collateralized by certain of our assets. Due to the occurrence of defaults under this credit facility, it was amended and repaid prior to March 30, 2002.

In July 2001, we issued approximately $1.7 million of trade drafts to a financial company. The proceeds from this transaction were used to pay a product supplier. We were unable to pay these trade drafts when due; therefore, we entered into several amendments to extend the maturity of the trade drafts in exchange for the repayment of $0.7 million of the trade drafts, the payment of certain fees and granting the lender a security interest in certain of our fixed assets and in the income tax receivable. The outstanding balance of $1.0 million is scheduled to mature on September 15, 2002.

During January and February 2002, we entered into several short-term note agreements with trade vendors. The short term notes replaced trade accounts payable accumulated through the normal purchase of inventory. The outstanding balance of $3.8 million will become due and payable on various dates during fiscal year 2003.

During fiscal 2002, we entered into certain capital leases to finance the purchase of property and equipment used for the production of finished goods. Total capital lease obligations were $0.8 million as of March 30, 2002. We have violated certain financial covenants, and are delinquent in payments due, under both our capital and operating equipment lease agreements. Based on the events of default, the lessors have the contractual right to enter our facilities and take possession of the leased equipment, which could significantly impact our results of operations. We are currently in discussions with the lessors in order to resolve the continuing default. Although we have not received any information indicating that the lessors plan to pursue their rights and remedies under the agreements with respect to these violations, there can be no assurance that any or all of the lessors will not elect to pursue such rights and remedies in the future; therefore, the full amount of the capital lease obligation has been classified as current.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates, including those related to revenue recognition, product returns, bad debts, inventories, income taxes, warranty obligations, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We recognize revenue and profit when title and risk of loss is transferred and collectability of the resulting receivable is reasonably assured. We make provision for estimated sales returns and discounts based upon historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less or more favorable than those projected by management, additional inventory write-downs or recoveries may occur. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. We must adopt SFAS No. 142 by April 1, 2002. However, we do not believe adoption of SFAS No. 142 will have a material impact on our future results of operations or financial position.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No.
121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS No. 144 on our future results of operations and financial position.

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

During the fiscal year ended March 30, 2002, some of our notes payable and short-term debt bore interest at variable rates, generally tied to a reference rate such as LIBOR or prime rate of interest of certain lending institutions. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

                                XETEL CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          ------
Report of Independent Accountants......................................     17
Balance Sheets as of March 30, 2002 and March 31, 2001.................     18
Statements of Operations for the three fiscal years ended March 30,
  2002, March 31, 2001 and April 1, 2000...............................     19
Statements of Changes in Stockholders' Equity for the three fiscal
  years ended March 30, 2002, March 31, 2001 and April 1, 2000.........     20
Statements of Cash Flows for the three fiscal years ended March 30,
  2002, March 31, 2001 and April 1, 2000...............................     21
Notes to Financial Statements..........................................     22

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of XeTel Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XeTel Corporation and its subsidiaries at March 30, 2002 and March 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred significant losses from operations during the year ended March 30, 2002 and experienced a substantial decline in its liquidity. Without improvement in profitability or additional financing, the Company will lack sufficient working capital to fund operations for the entire fiscal year ending March 29, 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the ultimate outcome of this uncertainty.




PricewaterhouseCoopers LLP
Austin, Texas
June 28, 2002

                                XETEL CORPORATION

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  AS OF
                                                          ----------------------
                                                          MARCH 30,    MARCH 31,
                                                            2002         2001
                                                          ---------    ---------
ASSETS

Current assets:
 Cash and cash equivalents.............................   $  1,064     $  1,744
 Trade accounts receivable, net........................     11,835       41,202
 Inventories, net......................................     19,337       49,856
 Deferred tax asset....................................         --        1,077
 Income tax receivable.................................      1,633           --
 Prepaid expenses and other............................        949        1,505
                                                          --------     --------
     Total current assets..............................     34,818       95,384
 Property and equipment, net...........................      6,775        7,133
                                                          --------     --------
     TOTAL ASSETS......................................   $ 41,593     $102,517
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable ...............................   $ 22,074     $ 32,019
 Notes payable and other debt .........................      5,607           --
 Accrued expenses and other liabilities ...............      6,200        4,947
                                                          --------     --------
     Total current liabilities ........................     33,881       36,966
Deferred income  taxes ................................         --          143

Long-term debt ........................................         --       34,329

Commitments and contingencies (Note 12)
Stockholders' equity:
 Preferred stock, $0.0001 par value, 4,000,000 shares
   authorized; none issued and  outstanding ...........         --           --

 Common stock, $0.0001 par value, 25,000,000 shares
   authorized; 10,073,945 and 9,938,066 shares issued
   and 10,067,949 and 9,932,070 shares outstanding,
   respectively .......................................          1            1

 Additional paid in capital ...........................     23,203       23,001
 (Accumulated deficit) retained earnings ..............    (15,492)       8,077
                                                          --------     --------

     Total stockholders' equity .......................      7,712       31,079
                                                          --------     --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 41,593     $102,517
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FISCAL YEAR ENDED
                                                     ------------------------------------
                                                      MARCH 30,    MARCH 31,     APRIL 1,
                                                        2002         2001         2000
                                                      ---------    ---------    ---------
Net sales ..........................................  $  79,761    $ 192,882    $ 117,743
Cost of sales ......................................     92,618      176,207      110,161
                                                      ---------    ---------    ---------
Gross profit (loss) ................................    (12,857)      16,675        7,582
Selling, general and administrative
  Expenses .........................................      9,665        8,442        6,176
Recoveries, net ....................................         --       (2,774)      (1,854)
                                                      ---------    ---------    ---------
Income (loss) from operations ......................    (22,522)      11,007        3,260
Other expense, net .................................     (1,661)      (2,334)        (787)
                                                      ---------    ---------    ---------
Income (loss) before income taxes ..................    (24,183)       8,673        2,473
Provision (benefit) for income taxes ...............       (614)       3,221          935
                                                      ---------    ---------    ---------
Net income (loss) ..................................  $ (23,569)   $   5,452    $   1,538
                                                      =========    =========    =========
Basic earnings (loss) per share ....................  $   (2.35)   $    0.56    $    0.16
                                                      =========    =========    =========
Basic weighted average shares
  Outstanding ......................................     10,017        9,706        9,349
                                                      =========    =========    =========
Diluted earnings (loss) per share ..................  $   (2.35)   $    0.54    $    0.16
                                                      =========    =========    =========
Diluted weighted average shares
  Outstanding ......................................     10,017       10,043        9,608
                                                      =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                  COMMON STOCK        ADDITIONAL                                  TOTAL
                                             ---------------------     PAID IN      RETAINED      DEFERRED    STOCKHOLDERS'
                                              SHARES       AMOUNT      CAPITAL      EARNINGS    COMPENSATION     EQUITY
                                             --------     --------    ----------    --------    ------------  ------------
Balance, March 27, 1999 ................        9,207     $      1     $ 21,817     $  1,087      $   (151)     $ 22,754

  Stock options exercised ..............          149           --          196           --            --           196
  Employee stock purchase plan .........          120           --          214           --            --           214
  Amortization of deferred
     compensation ......................           --           --           --           --           130           130
  Net income ...........................           --           --           --        1,538            --         1,538
                                             --------     --------     --------     --------      --------      --------
Balance, April 1, 2000 .................        9,476            1       22,227        2,625           (21)       24,832

  Employee stock purchase plan .........           81           --          132           --            --           132
  Stock options exercised ..............          375           --          530           --            --           530
  Amortization of deferred
     compensation ......................           --           --           --           --            21            21
  Tax benefit on disqualifying
     dispositions ......................           --           --          112           --            --           112

  Net income ...........................           --           --           --        5,452            --         5,452
                                             --------     --------     --------     --------      --------      --------

Balance, March 31, 2001 ................        9,932            1       23,001        8,077             0        31,079

  Employee stock purchase plan .........          103           --          147           --            --           147
  Stock options exercised ..............           33           --           55           --            --            55
  Net income (loss) ....................           --           --           --      (23,569)           --       (23,569)
                                             --------     --------     --------     --------      --------      --------
Balance, March 30, 2002 ................       10,068     $      1     $ 23,203     $(15,492)     $      0      $  7,712
                                             ========     ========     ========     ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                                -------------------------------------
                                                                 MARCH 30,     MARCH 31,     APRIL 1,
                                                                   2002          2001           2000
                                                                 --------      --------      --------
Cash flows from operating activities:
  Net income (loss) ........................................     $(23,569)     $  5,452      $  1,538
  Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating
     activities:
     Deferred income taxes .................................          934         1,455           719
     Tax benefit on disqualifying dispositions .............           --           112            --
     Depreciation and amortization .........................        2,352         2,031         1,975
     Deferred compensation expense .........................           --            21           130
     Loss (Gain) on disposal of equipment ..................           48           (28)           (9)
  Changes in operating assets and liabilities:
     Trade accounts receivable, net ........................       29,367       (16,738)       (9,524)
     Inventories, net ......................................       30,519       (26,782)       (4,827)
     Prepaid expenses and other ............................       (1,077)         (609)         (154)
     Trade accounts payable ................................       (6,774)       10,376         9,069
     Accrued expenses and other liabilities ................        1,253         1,545          (103)
                                                                 --------      --------      --------
CASH USED IN OPERATING ACTIVITIES ..........................       33,053       (23,165)       (1,186)
Cash flows from investing activities:
  Proceeds from sale of equipment ..........................           36            28            68
  Purchases of property and equipment ......................         (748)       (2,797)       (1,168)
                                                                 --------      --------      --------
CASH USED IN INVESTING ACTIVITIES ..........................         (712)       (2,769)       (1,100)
Cash flows from financing activities:
  Net borrowings (repayments) under line of Credit .........      (34,329)       19,618         1,944
  Issuance of trade notes ..................................        2,707            --            --
  Repayment of trade notes .................................       (1,396)           --            --
  Repayment of capital leases ..............................         (205)           --            --
  Proceeds from stock options exercised ....................           55           530           214
  Cash proceeds from stock issued under
     employee stock purchase plan ..........................          147           132           196
                                                                 --------      --------      --------
CASH PROVIDED BY FINANCING ACTIVITIES ......................      (33,021)       20,280         2,354
                                                                 --------      --------      --------
Increase (decrease) in cash and cash equivalents ...........         (680)       (5,654)           68

Cash and cash equivalents, beginning of Period .............        1,744         7,398         7,330
                                                                 --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................     $  1,064      $  1,744      $  7,398
                                                                 ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON CASH FINANCING ACTIVITIES
Equipment purchased with notes payable and
   capital leases ..........................................     $  1,330      $     --      $     --
Conversion of accounts payable to notes
   payable .................................................     $  3,171      $     --      $     --
CASH PAID FOR
Interest ...................................................     $  1,647      $  2,381      $    793
Income taxes ...............................................     $     --      $    406      $     --

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

NOTE 2. GOING CONCERN UNCERTAINTIES

Due to a significant reduction in customer demand for its services and the termination of its borrowing facility, the Company suffered substantial operating losses and a significant reduction in its liquidity during fiscal 2002. The Company is making payments to significant creditors as cash flow allows. The Company is in ongoing contact with certain of these creditors, and it is attempting to resolve issues regarding delinquent payments. During fiscal 2002, the Company defaulted on certain short-term notes payable and was required to renegotiate the terms of the notes. Further, the Company is currently in default on a number of its lease agreements. Due to these defaults, the lessors have the right to take possession of the leased equipment. There can be no assurance that the Company will be able to resolve these matters satisfactorily. If it is unable to do so, the Company could be subject to litigation or other actions, including repossession of manufacturing equipment or being unable to purchase additional parts necessary for the production of orders placed by existing customers. These factors could have a material adverse effect on its business, financial condition and results of operation.

At March 30, 2002, the Company had no financing agreements in place under which it could secure additional funds. Subsequent to fiscal year-end, the Company entered into a short-term credit facility with a lender that allows for borrowings of up to $4.3 million. The new credit facility matures on July 22, 2002. There is no assurance that the Company will be able to obtain a new source of financing prior to July 22, 2002, or extend the credit facility beyond July 22, 2002. In order to meet its future liquidity requirements, the Company has also retained an investment banking firm to help the Company review its strategic alternatives, including the sale or merger of the Company, in whole or in part. If the Company's efforts are not successful, it may be forced to seek protection from its creditors under the U.S. bankruptcy code.

The Company's ability to continue as a going concern, of which there is substantial doubt, depends upon its ability to return to profitable operations and positive cash flow, obtain new sources of financing to pay its obligations as they become due and maintain adequate liquidity. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

NOTE 3. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets, which ranges from three to seven years, using the straight-line method. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of their useful lives or the terms of the lease. Upon sale, the cost of assets disposed of and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Losses, if any, are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Maintenance and repairs are expensed as incurred.

REVENUE RECOGNITION

Revenue is recognized when title and risk of loss is transferred and collectability of the resulting receivable is reasonably assured. Provision is made for estimated sales returns based upon actual historical experience. The Company accrues for the estimated costs of product warranties.

In the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or overall trends in results of operations.

RESEARCH AND DEVELOPMENT

Research and development expenses relate primarily to the technological development and enhancement of our manufacturing, designing and testing processes. Research and development costs are charged to expense as incurred and are not material.

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

EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic earnings (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effect of options. Diluted earnings (loss) per share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect are anti-dilutive. The number of common stock share equivalents outstanding is computed using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable and payable, accrued expenses, and current portion of long-term debt approximate fair value due to the short-term nature of these instruments. The carrying amount of our long-term debt approximates fair value due to the periodic adjustment of interest rate on the debt to market rates. SFAS No. 105, "Disclosure of Information About

Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company's exposure to concentrations of credit risk relates primarily to trade receivables. The Company controls credit risk by performing credit evaluations and requires letters of credit, bank guarantees and advanced payments from customers, if deemed necessary. The Company is exposed to risks pertaining to cash and cash equivalents in the event of default by a financial institution and issuer of investments. The Company maintains its cash and cash equivalent balances in highly rated financial institutions and has not experienced losses therein.

In addition, the Company's ten largest customers (including the top three customers) collectively accounted for approximately 67% of the Company's net sales during fiscal 2002. The loss of, or a significant curtailment of purchases by, one or more of these customers, or any other significant customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

STOCK BASED COMPENSATION

The Company has opted to apply the accounting rules contained in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Companies that continue to use APB Opinion No. 25 are required to present in the notes to the financial statements the pro forma effects on reported net income (loss) and earnings (loss) per share as if compensation expense had been recognized based on the fair value method described in SFAS No. 123, "Accounting for Stock Based Compensation" (see
Note 15).

FISCAL YEAR

The Company's fiscal year is the 52 or 53 weeks ending on the Saturday nearest to March 31. References to fiscal years ended 2002, 2001, and 2000 are for the 52 weeks ended March 30, 2002 and March 31, 2001 and the 53 weeks ended April 1, 2000, respectively.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," established new rules for the reporting and display of comprehensive income and its components. The Company's total comprehensive income is equal to reported net income for fiscal years 2002, 2001 and 2000.

SEGMENTS

The Company has determined that it only has one reportable segment. The Company operates in the electronics manufacturing services industry, which encompasses design, prototype, manufacturing and other turnkey manufacturing solutions to original equipment manufacturers. The manufacturing services are sold to customers in the networking, telecommunications and computer industries, which are geographically dispersed throughout the United States. The Company's manufacturing facilities are located in the United States.

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

NOTE 4. RECOVERIES, NET

The components of Recoveries, net included in the Statements of Operations are as follows (in thousands):

                                                   FISCAL YEAR ENDED
                                       --------------------------------------
                                            2002          2001          2000
                                         ----------    ----------    ---------
Recoveries relating to Customer A...      $     --      $(3,636)      $(1,854)
Write off relating to Customer B....            --          486            --
Closure of California facilities....            --          156            --
Other expenses......................            --          220            --
                                          --------      -------       -------
                                          $     --      $(2,774)      $(1,854)
                                          ========      =======       =======

During fiscal year 1999, the Company wrote off amounts outstanding from a financially strained Customer A. The Company entered into a forbearance agreement with Customer A during fiscal year 2000. Under the provisions of the forbearance agreement, Customer A was required to pay substantially all of the entire amount outstanding. The forbearance arrangement also resulted in the issuance to the Company of warrants to purchase common stock in Customer A. During fiscal year 2000 and 2001, the Company was able to recover substantially all of the amounts outstanding under the forbearance agreement. During fiscal year 2001, the Company also exercised the warrants to acquire and sell common stock in Customer A, the net proceeds of which have been included in Recoveries.

Due to several factors, including financial difficulties encountered by Customer B and turning over the collection from Customer B to the Company's legal counsel, the Company wrote off amounts outstanding from Customer B amounting to approximately $486,000 during fiscal year 2001.

The Company closed its facilities in California resulting in expenses amounting to approximately $156,000. These expenses related to severance paid to employees and impairment of long lived assets.

NOTE 5.  TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consist of the following (in thousands):

                                                       MARCH 30,     MARCH 31,
                                                          2002         2001
                                                       ---------     ---------
      Accounts receivable...........................    $13,188       $41,382
      Less: allowance for doubtful accounts.........     (1,353)         (180)
                                                        -------       -------
                                                        $11,835       $41,202
                                                        =======       =======

A summary of the activity in the Company's allowance for doubtful accounts is presented below (in thousands):

                                                                    MARCH 30,     MARCH 31,    APRIL 1,
                                                                       2002         2001         2000
                                                                    ---------     ---------    --------
      Balance, beginning of year................................     $   180      $ 3,048      $ 3,468
      Provision for bad debt expense ...........................       1,958           95           --
      Write-offs charged to allowance ..........................          --         (785)        (155)
      Recoveries ...............................................          --       (2,808)        (420)
                                                                     -------      -------      -------
      Balance, end of year......................................     $ 1,353      $   180      $ 3,048
                                                                     =======      =======      =======

NOTE 6.  INVENTORIES, NET

Inventories, net consist of the following (in thousands):

                                                       MARCH 30,     MARCH 31,
                                                         2002          2001
                                                       ---------     ---------
      Raw materials...............................     $21,515        $42,319
      Work in progress............................       3,088          7,981
      Finished goods..............................       1,832            301
      Less: allowance for obsolete raw materials..      (7,098)          (745)
                                                       -------        -------
                                                       $19,337        $49,856
                                                       =======        =======

A summary of the activity in the Company's allowance for obsolete raw materials is presented below (in thousands):

                                                        MARCH 30,     MARCH 31,    APRIL 1,
                                                          2002         2001         2000
                                                        ---------     ---------    --------
      Balance, beginning of year....................     $  745        $2,235      $ 3,031
      Provision.....................................      6,232          (219)       1,441
      Net cash received in settlement...............      3,935            --           --
      Write-offs charged to allowance...............     (3,814)         (497)        (803)
      Recoveries....................................         --          (774)      (1,434)
                                                         ------        ------      -------
      Balance, end of year..........................     $7,098        $  745      $ 2,235
                                                         ======        ======      =======

NOTE 7.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):


                                                         MARCH 30,     MARCH 31,
                                                           2002          2001
                                                         --------      --------
         Machinery and equipment...................      $ 15,171      $ 14,710
         Leasehold improvements....................         4,662         4,727
         Furniture and fixtures....................         1,030         1,000
                                                         --------      --------
                                                           20,863        20,437
         Less: accumulated depreciation and
          amortization..............................      (14,088)      (13,304)
                                                         --------      --------
                                                         $  6,775      $  7,133
                                                         ========      ========


Depreciation and amortization expense relating to property and equipment for the years ended March 30, 2002, March 31, 2001 and April 1, 2000 was approximately $2,352,000, $2,031,000 and $1,975,000, respectively. Included in property and equipment is leased equipment under long-term agreements classified as capital leases. Machinery and equipment includes $1,005,000 of leased property at March 30, 2002. Accumulated depreciation on the leased property was approximately $222,000 at March 30, 2002.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

As of March 30, 2002, the Company completed the repayment of its revolving credit facility that was entered into on March 31, 2000. Borrowings under the credit facility, which bore interest at prime plus 0.75%, were collateralized by certain of the Company's assets. Due to defaults under the credit facility, the credit facility was amended, and the Company repaid the entire balance by March 30, 2002.

In July 2001, the Company issued approximately $1.7 million of trade drafts to a financial company. The proceeds from this transaction were used to pay a product supplier. The Company was unable to pay these trade drafts when due; therefore, the Company entered into several amendments to extend the maturity of the trade drafts in exchange for the repayment of $0.7 million of the trade drafts, the payment of certain fees and granting the financial company a security interest in certain of the Company's fixed assets and the income tax receivable. The outstanding balance of $1.0 million is scheduled to mature on September 15, 2002.

During January and February 2002, the Company entered into several short-term note agreements with trade vendors. The short term notes replaced trade accounts payable accumulated through the normal purchase of inventory. The outstanding balance of $3.8 million will become due and payable on various dates during fiscal year 2003.

During fiscal 2002, the Company entered into certain capital leases to finance the purchase of property and equipment used for the production of finished goods. Total capital lease obligations were $0.8 million as of March 30, 2002. The Company has violated certain financial covenants, and is delinquent in payments due, under both the capital and operating lease agreements for equipment. Based on the events of default, the lessor has the contractual right to enter the Company's facilities and take possession of the leased equipment, which could significantly impact the Company's results of operations. The Company is currently in discussions with the lessors in order to resolve the default. Although the Company has not received any information indicating that the lessors plan to pursue their rights and remedies under the agreements with respect to these violations, there can be no assurance that any or all of the lessors will not elect to pursue such rights and remedies in the future; therefore, the full amount of the capital lease obligation has been classified as current.

Subsequent to year-end, the Company entered into an accounts receivable purchase agreement with a financial institution to factor accounts receivable from current customers. The factoring facility had a borrowing limit of $5.0 million. Borrowings under the agreement were collateralized by certain of the Company's assets. However, during May 2002, the Company defaulted under the agreement. On May 29, 2002, the Company entered into a forbearance agreement to the accounts receivable purchase agreement, which modified, among other terms, the borrowing base calculation, reduced the borrowing limit to $4.3 million and established the maturity of the agreement as July 22, 2002.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

                                                                   MARCH 30,      MARCH 31,
                                                                     2002           2001
                                                                   ---------      ---------
        Wages and related expenses..........................       $     690      $     484
        Income taxes........................................              --          1,750
        Other taxes.........................................             618            714
        Commissions.........................................              39             93
        Warranty............................................              53            110
        Customer advances...................................           3,350             --
        Other accrued liabilities...........................           1,450          1,796
                                                                   ---------      ---------
                                                                   $   6,200      $   4,947
                                                                   =========      =========

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                             FISCAL YEAR ENDED
                                                    -----------------------------------
                                                    MARCH 30,     MARCH 31,    APRIL 1,
                                                      2002          2001        2000
                                                    ---------     ---------    --------
        Federal
         Current................................... $(1,633)       $1,543        $ 216
         Deferred.................................   (6,416)        1,286          605
        State
         Current...................................      --           223          --
         Deferred.................................     (631)          169          114
        Change in valuation allowance......           8,066            --           --
                                                    -------        ------        -----
                                                    $  (614)       $3,221        $ 935
                                                    =======        ======        =====

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) before income taxes result from the following:

                                                           FISCAL YEAR ENDED
                                                  ----------------------------------
                                                  MARCH 30,    MARCH 31,    APRIL 1,
                                                    2002         2001         2000
                                                  ---------    ---------    --------
        Tax at statutory rate.................     (34.0)%       34.0%        34.0%
        Add (deduct) state income tax.........      (3.0)         3.0          3.0
        Change in valuation allowance........       33.4           --           --
        Other, net............................      (1.1)         0.1          0.8
                                                   -----         ----         ----
                                                    (2.5)%       37.1%        37.8%
                                                   =====         ====         ====

The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                      MARCH 30,     MARCH 31,
                                                         2002         2001
                                                      ---------     ---------
        Current deferred tax assets:
          Reserves.......................            $   2,355      $   653
          Net operating loss carry-forwards              5,329           --
          Franchise tax..................                   56           53
          Accrued vacation...............                  114          119
          AMT credits....................                   --           --
          Other..........................                  129          252
                                                     ---------      -------
        Current deferred tax asset                       7,983        1,077
                                                     =========      =======
        Long-term deferred tax asset
         (liabilities):
          Basis of property and equipment                   83         (143)
                                                     ---------      -------
        Long-term deferred tax asset (liability)            83         (143)
                                                     =========      =======
        Valuation allowance                             (8,066)          --
                                                     ---------      -------
        Net deferred tax asset (liability)           $      --      $  (934)
                                                     =========      =======

Realization of the total deferred tax assets is dependent on the Company's ability to generate future taxable income. The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's ability to continue as a going concern.

As of March 30, 2002, the company had Federal net operating loss carry-forwards of $14.0 million. The net operating loss carry-forwards begin to expire in 2020 if not utilized.

Income tax liabilities, included in accrued expenses and other liabilities, were $0 and $1,750,000 at March 30, 2002 and March 31, 2001, respectively. In addition, the Company had recoverable income taxes on the balance sheet of approximately $1,633,000 and $245,000 at March 30, 2002 and March 31, 2001
included in prepaid expenses and other current assets.

NOTE 11. CAPITAL STOCK

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

NOTE 12. LEASE COMMITMENTS AND CONTINGENCIES

The Company leases its operating facilities and certain office equipment under noncancellable operating leases. Rental expense under all operating leases was approximately $6.0 million, $4.7 million and $4,2 million during fiscal 2002, 2001 and 2000, respectively. As of March 30, 2002, future noncancellable minimum rental payments under all operating leases with initial terms of greater than one year are as follows for each of the fiscal years ended (in thousands):

                                                     OPERATING
                                                     ---------
        2003........................................ $  5,131
        2004........................................    4,349
        2005........................................    4,094
        2006........................................    3,450
        2007........................................    1,850
        Thereafter..................................    3,074
                                                     --------
        Total                                        $ 21,948
                                                     ========

As of March 30, 2002, the Company's commitment for payments under capital leases totaled $915,000 and includes $115,000 representing interest. The entire principal balance is classified as current due to the Company's default on payment terms.

The Company is, from time to time, subject to claims and suits for damages arising in the normal course of business. The Company maintains insurance which management believes would cover most claims.

During fiscal year 2002, one previous customer refused to accept liability for a majority of the $7.5 million in inventory purchased on the customer's behalf by the Company, resulting in the Company filing a lawsuit against the customer in July 2001. On November 15, 2001, the Company entered into a settlement agreement with this customer which called for, among other items (i) a cash payment to the Company which reduced the carrying value of the inventory on hand, (ii) the sale of certain inventory to the former customer and (iii) the Company's retention of the remainder of the inventory.

The Company also had approximately $17 million of inventory on hand for a current customer and, as a result of a decrease in demand requirements from this customer, had been working with this customer to have it purchase a large portion of this inventory. As a result of the Company's negotiations with the customer and certain vendors, the Company entered into a settlement agreement on February 12, 2002. As a result of the settlement agreement, the Company recorded a loss of $1.6 million for the year ended March 30, 2002 related to write-downs of this inventory to its estimated realizable value.

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

During November 2001, a patent infringement lawsuit was filed by the Lemelson Foundation against the Company and alleges violations of patents used in the manufacturing of integrated circuits. The lawsuit is in its early stages and the Company is currently investigating the claims filed against it. No estimate of potential loss, if any, is currently possible and, accordingly, no accrual associated with the litigation has been recognized in the results of operations for fiscal 2002.

On February 1, 2002, the Company was served with a property tax warrant by the tax authorities of Travis County, Texas. The warrant was issued as a result of the Company's delinquency for calendar year 2001 property taxes (due no later than January 31, 2002) totaling approximately $0.8 million. The property tax warrant levied fines and penalties of approximately $0.2 million against the Company. During February 2002, XeTel made a payment of approximately $0.7 million against its property tax liability and subsequent to year end, paid the remaining amount of the outstanding obligation.

NOTE 13. SALES TO MAJOR CUSTOMERS

The Company's sales are concentrated in the electronics industry; however, the Company's customers operate in diverse markets and geographic areas. The following table summarizes the percentage of gross revenues generated by sales to customers that account for more than 10% of sales in fiscal 2001, 2000 and 1999.

                                    FISCAL YEAR ENDED
                           -----------------------------------
                           MARCH 30,     MARCH 31,    APRIL 1,
                              2002         2001         2000
                           ---------     ---------    --------
        Customer A....       --%            --%         13%
        Customer B....       --             --          12
        Customer C....       --             --          10
        Customer D....       11             --          --
        Customer E....       22             18          --
        Customer F....       --             13          --
        Customer G....       --             11          --

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has engaged in transactions in the normal course of business with certain divisions of Rohm Corporation, a wholly-owned subsidiary of Rohm U.S.A., Inc. ("Rohm"), which is a holder of greater than 10% of the Company's outstanding common stock and a subsidiary of Rohm Co., Ltd., Japan. Purchases of components from such divisions were $2,000, $117,000 and $152,000 for fiscal 2002, 2001 and 2000, respectively.

NOTE 15. EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

The Company's 1997 Stock Incentive Plan (the "Option Plan") provides for the grant of common stock and common stock options to key employees and non-employee directors. The exercise price of each option is the fair market value of the company's common stock on the date of grant. The term of each option can be no more than 10 years from the date of grant and expires 90 days after the termination of employment or director service. Each option vests in equal annual installments over a period of four years from the date of grant. As of March 30, 2002, the Company has reserved 3,153,115 shares of common stock for issuance and 1,454,075 options are available for grant under the Option Plan. A summary of activity under the Option Plan is as follows:

                                                         NUMBER OF     WEIGHTED
                                                          SHARES       AVERAGE
                                                          UNDER        EXERCISE
                                                          OPTION       PRICE ($)
                                                         ---------     ---------
        Options outstanding as of March 27, 1999         1,680,575       2.86

          Granted................................          371,700       2.13
          Exercised..............................         (149,325)      1.31
          Forfeited..............................         (243,550)      2.50
                                                         ---------       ----
        Options outstanding as of April 1, 2000          1,659,400       2.89

          Granted................................          469,500       5.14
          Exercised..............................         (375,085)      1.42
          Forfeited..............................         (154,975)      3.36
                                                         ---------       ----
        Options outstanding as of March 31, 2001         1,598,840       3.85
                                                         =========       ====

          Granted................................          585,500       1.03
          Exercised..............................          (32,650)      1.71
          Forfeited..............................         (452,650)      3.47
                                                         ---------       ----
        Options outstanding as of March 30, 2002         1,699,040       3.00
                                                         =========       ====

        Options exercisable at:
          April 1, 2000..........................          996,625       2.70
          March 31, 2001.........................          886,228       3.54
          March 30, 2002.........................          848,290       3.83


                                                    MARCH 30, 2002
                     -----------------------------------------------------------------
                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                     ------------------------------------     ------------------------
                                               WEIGHTED
                                   WEIGHTED     AVERAGE                       WEIGHTED
                      NUMBER OF     AVERAGE    REMAINING       NUMBER OF       AVERAGE
                       OPTIONS     EXERCISE   CONTRACTUAL       OPTIONS       EXERCISE
     EXERCISE PRICE  OUTSTANDING    PRICE      LIFE (YRS)     EXERCISABLE       PRICE
     --------------  -----------   --------   -----------     -----------     --------
       $0.42-0.59       479,250     $ 0.58        6.67             ---             N/A
        1.22-1.88       142,000       1.37        4.02          124,500         $ 1.32
        2.00-2.50       180,500       2.03        5.19           90,500           2.02
        2.75-4.88       369,290       3.74        5.42          299,790           3.84
        5.00-6.38       528,000       5.44        6.45          333,500           5.24
        ---------     ---------     ------        ----          -------         ------
       $0.42-6.38     1,699,040     $ 3.00        5.95          848,290         $ 3.83
       ==========     =========     ======        ====          =======         ======

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the stock option plan been determined based on the fair value at the date of grant for awards under that plan with the method provided for by SFAS No. 123, net income (loss) and the diluted earnings (loss) per share would have reflected the following pro forma amounts for fiscal 2002, 2001 and 2000 (in thousands, except per share data):

                                                          FISCAL YEAR ENDED
                                                  ------------------------------------
                                                  MARCH 30,     MARCH 31,     APRIL 1,
                                                    2002          2001         2000
                                                  ---------     ---------     --------
        Net income(loss)
          As reported.......................      $(23,569)       $5,452       $1,538
          Pro forma.........................      $(24,182)       $5,056       $1,116

        Basic earnings (loss) per share
          As reported.......................      $  (2.35)       $ 0.56       $ 0.16
          Pro forma.........................      $  (2.41)       $ 0.52       $ 0.12

        Diluted earnings (loss) per share
          As reported.......................      $  (2.35)       $ 0.54       $ 0.16
          Pro forma.........................      $  (2.41)       $ 0.50       $ 0.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                   FISCAL YEAR ENDED
                                           -----------------------------------
                                           MARCH 30,     MARCH 31,    APRIL 1,
                                             2002          2001         2000
                                           ---------     ---------    --------
        Dividend yield..................        --             --           --
        Expected volatility.............     137.9%         137.4%        79.9%
        Risk-free rate of return........      4.41%          6.02%        6.42%
        Expected life...................    5 years        5 years      5 years


                                                           NUMBER OF
                                                            SHARES       WEIGHTED
                                                             UNDER        AVERAGE
                                                            OPTION     FAIR VALUE ($)
                                                           ---------   --------------
        Weighted average, grant date fair value of
        options granted during

          Fiscal 2000.....................................   371,700        1.46
          Fiscal 2001.....................................   469,500        4.58
          Fiscal 2002.....................................   585,500        0.92

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation to a maximum of 1,500 shares per enrollment period. During fiscal 2002, 2001 and 2000, 103,229, 81,050 and 120,406 shares were issued under the plan, respectively. Proceeds from stock issued under the Purchase Plan were $147,000, $132,000 and $214,000 for fiscal 2002, 2001 and 2000, respectively. As of March 31, 2002, 522,407 shares were reserved for future issuance under the plan.

401(k) PLAN

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective July 1, 2000 whereby substantially all employees are eligible to participate if they are at least 18 years of age, and such participants may contribute up to 15% of their compensation. Also in connection with this amendment, the Company elected to make matching contributions to participants immediately upon participation into the Plan. The matching contribution is 50% of participant contributions, which is applied to a maximum of 6% of each participant's compensation. The Company may also make profit sharing and other contributions to the 401(k) Plan for the benefit of the participants. During fiscal 2002, the Company suspended the Company's 50% matching contributions indefinitely. Company contributions vest completely after participants have completed one year of service with the Company. Company contributions charged to operations were $93,000, $301,000 and $125,000 for fiscal 2002, 2001 and 2000, respectively. The Company's policy prohibits participants from direct investment in shares of the Company's common stock.

RESTRICTED STOCK AWARDS

Restricted stock awards are currently granted at the discretion of the Board of Directors under the Option Plan in connection with the hiring or retention of key executives and are subject to certain conditions. Restrictions are lifted two years after the grant date, provided the executive continues to be employed by the Company. For the years ended March 30, 2002, March 31, 2001 and April 1, 2000, no stock awards were granted. Compensation under the plan is charged to operations over the restriction period and amounted to $0, $21,000 and $130,000 in fiscal 2002, 2001 and 2000, respectively.

NOTE 16. EARNINGS PER COMMON SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares for the related period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of common share equivalents, when inclusion is dilutive. Common share equivalents are comprised of stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    FISCAL YEAR ENDED
                                                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                                           -----------------------------------
                                                          MARCH 30,     MARCH 31,     APRIL 1,
                                                             2002         2001          2000
                                                          ---------     ---------     --------
         Basic earnings (loss) per share:
           Weighted average shares outstanding.......        10,017        9,706        9,349
                                                           ========      =======      =======
           Net income (loss)...........................    $(23,569)     $ 5,452      $ 1,538
                                                           ========      =======      =======
           Basic earnings (loss) per share.............    $  (2.35)     $  0.56      $  0.16
                                                           ========      =======      =======
         Diluted earnings (loss) per share:
           Weighted average shares outstanding.......        10,017        9,706        9,349
         Common stock equivalents:
           Stock options...............................          --          337          259
                                                           ---------     -------      -------
                                                              10,017      10,043        9,608
                                                           =========     =======      =======
           Net income (loss)...........................    $ (23,569)    $ 5,452      $ 1,538
                                                           =========     =======      =======
           Diluted earnings (loss) per share               $   (2.35)    $  0.54      $  0.16
                                                           =========     =======      =======

Options to purchase 1,699,040, 840,875 and 719,000 shares of common stock were outstanding at March 30, 2002, March 31, 2001 and April 1, 2000, respectively, but were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.

NOTE 17. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the periods indicated.

                                                              THREE MONTHS ENDED
                           ---------------------------------------------------------------------------------
                            MAR 30,    DEC 29,   SEP 29,  JUN 30,    MAR 31,    DEC 30,   SEP 30,    JUL 1,
                             2002       2001      2001      2001      2001       2000      2000       2000
                           --------  --------- ---------  --------  --------   --------  --------   --------
                                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  DATA:
Net sales...............   $ 11,960  $ 12,331  $ 16,070   $ 39,400  $ 51,402   $ 52,064  $ 46,719   $ 42,697
Gross profit (loss).....   $ (5,188) $ (7,069) $ (3,621)  $  3,021  $  3,393   $  5,420  $  3,762   $  4,100
Recoveries, net.........   $     --  $     --  $     --   $     --  $      7   $ (1,719) $   (338)  $   (724)
Income (loss) from
 Operations.............   $ (8,248) $ (8,930) $ (5,988)  $    644  $  1,130   $  4,793  $  2,159   $  2,925
Net income (loss).......   $ (8,730) $ (9,224) $ (5,696)  $     81  $    270   $  2,631  $    991   $  1,560
Basic earnings (loss)
 per Share..............   $  (0.87) $  (0.92) $  (0.57)  $   0.01  $   0.03   $   0.27  $   0.10   $   0.16
Basic weighted average
 Shares.................     10,068    10,065     9,992      9,965     9,926      9,795     9,591      9,513
Diluted earnings (loss)
 per Share..............   $  (0.87) $  (0.92) $  (0.57)  $   0.01  $   0.03   $   0.26  $   0.10   $   0.16
  .....
Diluted weighted average
  Shares outstanding....     10,068    10,065     9,992     10,174    10,258     10,197    10,206      9,773

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth information with respect to its directors and executive officers as of March 30, 2002.

NAME                        AGE     POSITION
----                        ---     ---------
Angelo A. DeCaro, Jr.       50      President, Chief Executive Officer and Director (Class III)
Julian C. Hart              62      Senior Vice President, Chief Technology Officer and Secretary
William A. Peten            55      Senior Vice President, Corporate Materials and Systems
Daniel J. Williams          53      Vice President, General Manager XeTel Austin
Sam L. Densmore             61      Director (Class I)
C. Scott Kulicke            52      Director (Class II)

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



ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section entitled "Executive Officer Compensation" of our definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended March 30, 2002 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of our definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended March 30, 2002 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have engaged in a number of transactions with Rohm, our largest stockholder. We believe that these transactions were on terms no less favorable to us than would have been obtained from unaffiliated third parties. All significant transactions in the past and future, if any, between XeTel and our officers, directors, principal stockholders and affiliates (including Rohm) will be approved by a majority of our independent directors and will be on terms no less favorable to XeTel than could be obtained from unaffiliated third parties.

We entered into transactions in the ordinary course of business with certain divisions of Rohm Corporation, a wholly owned subsidiary of Rohm. Component purchases from these divisions were $2,000, $117,000 and $152,000 for fiscal years 2002, 2001 and 2000, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)      Financial Statements.

         The financial statement files as part of this report are listed under Item 8.listed in ITEM 8.

(b)      Reports on Form 8-K.

         None.


(c)      Exhibits:

         EXHIBIT
          NUMBER                       DESCRIPTION
         -------                       -------------
             3.1         -- Second Restated Certificate of Incorporation
                            (Incorporated by reference to Exhibit 3.2 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
             3.2         -- Restated Bylaws of the Registrant, as amended
                            (Incorporated by reference to Exhibit 3.3 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
             3.3         -- Registration Rights Agreement, dated June 18, 1986
                            among the Registrant, Rohm Corporation, Julian C. Hart,
                            David W. Gault and Emory C. Garth (Incorporated by
                            reference to Exhibit 3.4 to our Registration Statement
                            on Form S-1 (File No. 33-99632))
             4.1         -- Reference is made to Exhibits 3.1, 3.2 and 3.3
             4.2         -- Specimen Common Stock certificate (Incorporated by
                            reference to Exhibit 4.2 to our Registration Statement
                            on Form S-1 (File No. 33-99632))
            10.1         -- Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers
                            (Incorporated by reference to Exhibit 10.2 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
            10.2         -- Manufacturing Services Agreement, dated February 22,
                            1989 between Motorola, Inc., MOS Memory Products Division
                            and the Registrant, and letter from Motorola, Inc.,
                            Fast Static RAM Module Division related thereto
                            (Incorporated by Reference to Exhibit 10.20 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
            10.3         -- Master Lease Agreement between the Registrant and General
                            Electric Capital Corporation (Incorporated by Reference
                            to Exhibit 10.22 to our Annual Report on Form 10-K for
                            fiscal year 1996)
            10.4         -- Letter of Commitment between the Registrant and General
                            Electric Capital Corporation (Incorporated by reference
                            to Exhibit 10.28 to our Annual Report on Form 10-K for
                            fiscal year 1997)
            10.5         -- Registrant's 1997 Stock Incentive Plan (Incorporated by
                            reference to Exhibit 10.30 to our Schedule 14A for the
                            1997 annual meeting of stockholders)
            10.6         -- Registrant's Employee Stock Purchase Plan (Incorporated
                            by reference to Exhibit 10.31 to our Schedule 14A for the
                            1997 annual meeting of stockholders)

            10.7         -- Amended Letter of Commitment between the Registrant and
                            General Electric Capital Corporation (Incorporated by
                            reference to Exhibit 10.35 to our Annual Report on
                            Form 10-K for fiscal year 1998)
            10.8         -- Amendment No. 1 to 1997 Stock Incentive Plan (Incorporated
                            by reference to Exhibit 10.39 to our (Quarterly Report on
                            Form 10-Q for the quarter ended September 1998)
            10.9         -- Stockholders Rights Agreement dated December 31, 1998
                            (Incorporated by reference to Exhibit 10.40 to our
                            Registration Statement on Form 8-A filed January 1999)
           10.10         -- Loan and Security Agreement between the Registrant and
                            The CIT Group/Business Credit, Inc, and Chase Bank as
                            participant (Incorporated by reference to Exhibit 10.41
                            to our Annual Report on Form 10-K for fiscal year 2000)
           10.11         -- Form of Change of Control Agreement between the Registrant and certain of its executive officers (Incorporated by
                            reference to Exhibit 10.15 to our Quarterly Report on
                            Form 10-Q for the quarter ended December 30, 2000)
           10.12         -- Manufacturing Agreement between Registrant and Intel
                            Flash Products Division (Incorporated by reference to
                            Exhibit 10.16 to our Quarterly Report on Form 10-Q for
                            the quarter ended December 30, 2000)
           10.13         -- Master Manufacturing Agreement between Registrant and
                            Ericsson, Inc. (Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended
                            December 30, 2000)
           10.14         -- Manufacturing Services Agreement between Registrant and
                            Pathlight Technology, Inc. (Incorporated by reference to
                            Exhibit 10.18 to our Quarterly Report on Form 10-Q for the
                            quarter ended December 30, 2000)
           10.15         -- Collateral Security Agreement between Registrant and Actrade,
                            Inc. (Incorporated by reference to Exhibit 10.20 to our
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 29, 2001)
           10.16         -- Fourth Amendment to the Loan and Security Agreement between
                            Registrant and The CIT Group/Business Credit, Inc.
                            (Incorporated by reference to Exhibit 10.21 to our Quarterly
                            Report on Form 10-Q for the quarter ended September 29, 2001)
           10.17         -- Waiver Extension to the Fourth Amendment to the Loan and
                            Security Agreement between Registrant and the CIT
                            Group/Business Credit, Inc. (Incorporated by reference to
                            Exhibit 10.22 to our Quarterly Report on Form 10-Q for
                            the quarter ended September 29, 2001)
           10.18         -- Fifth Amendment to the Loan and Security Agreement between
                            Registrant and The CIT Group/Business Credit, Inc.
                            (Incorporated by reference to Exhibit 10.23 to our
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 29, 2001)
           10.19         -- Addendum to Collateral Security Agreement between Registrant and Actrade (Incorporated by reference to Exhibit 10.24
                            to our Quarterly Report on Form 10-Q for the quarter ended
                            December 29, 2001)
           10.20         -- Collateral Proceeds Release Agreement between Registrant and
                            The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the
                            quarter ended December 29, 2001)
           10.21         -- Accounts Receivable Purchase Agreement between Registrant and
                            Silicon Valley Bank
           10.22         -- Fifth Addendum to Collateral Security Agreement between
                            Registrant and Actrade
           10.23         -- Forbearance and Amendment Number One to Accounts Receivable
                            Purchase Agreement between Registrant and Silicon Valley Bank
           10.24        --  Sixth Addendum to Collateral Security Agreement between
                            Registrant and Actrade
           23.1         -- Consent of PricewaterhouseCoopers, LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                               XETEL CORPORATION
                                                                    (Registrant)

Date: June 28, 2002                       By:  /s/  Angelo A. DeCaro, Jr.
                                          -------------------------------------
                                                    Angelo A. DeCaro, Jr.
                                          President and Chief Executive Officer
                                           and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Name                                    Title                                  Date
        ----                                    -----                                  ----
/s/ Angelo A. DeCaro, Jr.
----------------------------
    Angelo A. DeCaro, Jr.           President and Chief Executive Officer and      June 28, 2002
                                    Director (principal executive, accounting
                                    and financial officer)

/s/ Sam L. Densmore
----------------------------
    Sam L. Densmore                 Director                                       June 28, 2002


                               INDEX TO EXHIBITS



         EXHIBIT
          NUMBER                       DESCRIPTION
         -------                       -------------
             3.1         -- Second Restated Certificate of Incorporation
                            (Incorporated by reference to Exhibit 3.2 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
             3.2         -- Restated Bylaws of the Registrant, as amended
                            (Incorporated by reference to Exhibit 3.3 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
             3.3         -- Registration Rights Agreement, dated June 18, 1986
                            among the Registrant, Rohm Corporation, Julian C. Hart,
                            David W. Gault and Emory C. Garth (Incorporated by
                            reference to Exhibit 3.4 to our Registration Statement
                            on Form S-1 (File No. 33-99632))
             4.1         -- Reference is made to Exhibits 3.1, 3.2 and 3.3
             4.2         -- Specimen Common Stock certificate (Incorporated by
                            reference to Exhibit 4.2 to our Registration Statement
                            on Form S-1 (File No. 33-99632))
            10.1         -- Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers
                            (Incorporated by reference to Exhibit 10.2 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
            10.2         -- Manufacturing Services Agreement, dated February 22,
                            1989 between Motorola, Inc., MOS Memory Products Division
                            and the Registrant, and letter from Motorola, Inc.,
                            Fast Static RAM Module Division related thereto
                            (Incorporated by Reference to Exhibit 10.20 to our
                            Registration Statement on Form S-1 (File No. 33-99632))
            10.3         -- Master Lease Agreement between the Registrant and General
                            Electric Capital Corporation (Incorporated by Reference
                            to Exhibit 10.22 to our Annual Report on Form 10-K for
                            fiscal year 1996)
            10.4         -- Letter of Commitment between the Registrant and General
                            Electric Capital Corporation (Incorporated by reference
                            to Exhibit 10.28 to our Annual Report on Form 10-K for
                            fiscal year 1997)
            10.5         -- Registrant's 1997 Stock Incentive Plan (Incorporated by
                            reference to Exhibit 10.30 to our Schedule 14A for the
                            1997 annual meeting of stockholders)
            10.6         -- Registrant's Employee Stock Purchase Plan (Incorporated
                            by reference to Exhibit 10.31 to our Schedule 14A for the
                            1997 annual meeting of stockholders)

            10.7         -- Amended Letter of Commitment between the Registrant and
                            General Electric Capital Corporation (Incorporated by
                            reference to Exhibit 10.35 to our Annual Report on
                            Form 10-K for fiscal year 1998)
            10.8         -- Amendment No. 1 to 1997 Stock Incentive Plan (Incorporated
                            by reference to Exhibit 10.39 to our (Quarterly Report on
                            Form 10-Q for the quarter ended September 1998)
            10.9         -- Stockholders Rights Agreement dated December 31, 1998
                            (Incorporated by reference to Exhibit 10.40 to our
                            Registration Statement on Form 8-A filed January 1999)
           10.10         -- Loan and Security Agreement between the Registrant and
                            The CIT Group/Business Credit, Inc, and Chase Bank as
                            participant (Incorporated by reference to Exhibit 10.41
                            to our Annual Report on Form 10-K for fiscal year 2000)
           10.11         -- Form of Change of Control Agreement between the Registrant and certain of its executive officers (Incorporated by
                            reference to Exhibit 10.15 to our Quarterly Report on
                            Form 10-Q for the quarter ended December 30, 2000)
           10.12         -- Manufacturing Agreement between Registrant and Intel
                            Flash Products Division (Incorporated by reference to
                            Exhibit 10.16 to our Quarterly Report on Form 10-Q for
                            the quarter ended December 30, 2000)
           10.13         -- Master Manufacturing Agreement between Registrant and
                            Ericsson, Inc. (Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended
                            December 30, 2000)
           10.14         -- Manufacturing Services Agreement between Registrant and
                            Pathlight Technology, Inc. (Incorporated by reference to
                            Exhibit 10.18 to our Quarterly Report on Form 10-Q for the
                            quarter ended December 30, 2000)
           10.15         -- Collateral Security Agreement between Registrant and Actrade,
                            Inc. (Incorporated by reference to Exhibit 10.20 to our
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 29, 2001)
           10.16         -- Fourth Amendment to the Loan and Security Agreement between
                            Registrant and The CIT Group/Business Credit, Inc.
                            (Incorporated by reference to Exhibit 10.21 to our Quarterly
                            Report on Form 10-Q for the quarter ended September 29, 2001)
           10.17         -- Waiver Extension to the Fourth Amendment to the Loan and
                            Security Agreement between Registrant and the CIT
                            Group/Business Credit, Inc. (Incorporated by reference to
                            Exhibit 10.22 to our Quarterly Report on Form 10-Q for
                            the quarter ended September 29, 2001)
           10.18         -- Fifth Amendment to the Loan and Security Agreement between
                            Registrant and The CIT Group/Business Credit, Inc.
                            (Incorporated by reference to Exhibit 10.23 to our
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 29, 2001)
           10.19         -- Addendum to Collateral Security Agreement between Registrant and Actrade (Incorporated by reference to Exhibit 10.24
                            to our Quarterly Report on Form 10-Q for the quarter ended
                            December 29, 2001)
           10.20         -- Collateral Proceeds Release Agreement between Registrant and
                            The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the
                            quarter ended December 29, 2001)
           10.21         -- Accounts Receivable Purchase Agreement between Registrant and
                            Silicon Valley Bank
           10.22         -- Fifth Addendum to Collateral Security Agreement between
                            Registrant and Actrade
           10.23         -- Forbearance and Amendment Number One to Accounts Receivable
                            Purchase Agreement between Registrant and Silicon Valley Bank
           10.24        --  Sixth Addendum to Collateral Security Agreement between
                            Registrant and Actrade
           23.1         -- Consent of PricewaterhouseCoopers, LLP