Form 10-K/A
period 2002-03-30
XETEL CORP
filed 2002-07-29
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


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

At June 10, 2002, there were 10,153,570 outstanding shares of the Registrant's Common Stock.

The Amendment No. 1 on Form 10-K/A amends Part III. Items 10, 11 and 12 of XeTel Corporations's original Annual Report on Form 10-K (the "Original Form 10-K") filed on June 28, 2002.

Item 10 of the Original Form 10-K is amended in its entirety to read as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


The following table sets forth information with respect to its directors and executive officers as of March 30, 2002.

NAME                                  AGE     POSITION
----                                  ---     --------
Angelo A. DeCaro, Jr.                 50      President, Chief Executive Officer and Director (Class III)
Julian C. Hart                        62      Senior Vice President, Chief Technology Officer and Secretary
William A. Peten                      55      Senior Vice President, Corporate Materials and Systems
Daniel J. Williams                    53      Vice President, General Manager XeTel Austin
Sam L. Densmore                       61      Director (Class I)
C. Scott Kulicke                      52      Director (Class II)

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

JULIAN C. HART - SENIOR VICE PRESIDENT, CHIEF TECHNOLOGY OFFICER AND SECRETARY. Mr. Hart, a founder of XeTel, has served as Senior Vice President of XeTel since 1984, its Chief Technical Officer since November 1995, and Secretary since September 1996. Mr. Hart served as a Director of XeTel from 1984 until May 1997. From 1964 to 1984, he was employed by Texas Instruments ("TI") in various development engineering positions, including the development of TI's Advanced Scientific Computer. Mr. Hart is a registered Professional Engineer and a member of The International Society for Hybrid Microelectronics.

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

SAM L. DENSMORE - DIRECTOR. Mr. Densmore has served as a Director of XeTel since May 1997. From 1993 to November 1999, Mr. Densmore served with RF Monolithics, Inc., a radio frequency component and module designer and manufacturer, including as its President and Chief Executive Officer since 1996, Director since 1994 and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary from 1993 to 1996. In 1991, Mr. Densmore founded the IBC Group, a private consulting company, and served as its President from 1991 to 1993. From 1984 to 1990, Mr. Densmore was employed at Recognition International, Inc., a document image processing company. During that period, Mr. Densmore served as Senior Vice President, Treasurer and Chief Financial Officer from 1989 to

1990 and Vice President of Corporate Development from 1984 to 1989. Mr. Densmore is a Certified Public Accountant.

C. SCOTT KULICKE - DIRECTOR. Mr. Kulicke has served as a Director of XeTel since January 2000. Mr. Kulicke has served with Kulicke & Soffa Industries, Inc., a supplier of semiconductor assembly equipment, as Chief Executive Officer since 1979 and Chairman of the Board since 1984. Prior to then, he held a number of executive positions with Kulicke & Soffa. Mr. Kulicke also serves on the Board of Directors of General Semiconductor, Inc.

There is no family relationship among any of the foregoing individuals.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires XeTel's executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish XeTel with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, we believe that, during the fiscal year ended March 30, 2002, all reporting requirements under Section 16(a) were met in a timely manner by our officers, directors and greater than ten percent beneficial owners with the exception of Form 5 for each of Messrs. DeCaro, Peten, Williams, Hart, Kulicke, and Densmore.

Item 11 of the Original Form 10-K is amended in its entirety to read as follows:

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or awarded by XeTel during fiscal 2002 to the President and Chief Executive Officer and each of the four other most highly compensated officers of XeTel as of March 30, 2002, whose total annual compensation in such year exceeded $100,000 and certain other individuals who served as executive officers during fiscal 2002, (collectively, the "Named Executive Officers") for services rendered in all capacities to XeTel and its subsidiaries for the fiscal years ended April 1, 2000, March 31, 2001 and March 30, 2002:

                           SUMMARY COMPENSATION TABLE

                                                   Annual                        Long-Term
                                                Compensation                Compensation Awards
                                       --------------------------------    -----------------------
                                                            Other Annual   Restricted   Securities     All Other
                              Fiscal                        Compensation      Stock     Underlying    Compensation
                               Year    Salary    Bonus        ($)(1)         ($)(2)     Options(#)        ($)(3)
                              ------  --------  -------     ------------   ----------   ----------    ------------
Angelo A. DeCaro, Jr.....      2002    222,526    5,513         7,754              --       50,000        1,650
   President and Chief         2001    235,269   63,342         7,108              --       25,000        4,676
   Executive Officer and       2000    221,912       --         5,400              --       25,000        2,500
   Director

William A. Peten.........      2002    168,030    8,880            --              --       25,000        1,677
   Senior Vice President,      2001    179,923   33,674            --              --       15,000        5,034
   Corporate Materials and     2000    167,000   10,000            --              --       15,000        2,127
   Systems

Richard C. Phillips (4)..      2002    133,356    2,250         6,000              --       20,000        1,211
   Vice President,             2001    150,000   25,000         5,923              --           --        5,062
   Business Development        2000     79,039       --         3,000              --           --           --

Julian C. Hart...........      2002    146,691   11,187            --              --       25,000        1,575
   Senior Vice President,      2001    158,654   26,765            --              --       10,000        2,725
   Chief Technology            2000    145,385       --            --              --       10,000           --
   Officer  and Secretary

Daniel J. Williams.......      2002    128,910    3,725            --              --       20,000        1,250
   Vice President,             2001    145,192   10,488            --              --       35,000        3,332
   General Manager -           2000    109,997       --            --              --       15,000        1,375
   Austin

(1)  Represents car allowances.

(2) Messrs. DeCaro and Peten were issued 10,000 and 5,000, respectively, shares of Common Stock on August 11, 1998. The shares vested in full on August 11, 2000.

     Messrs. DeCaro and Peten were issued 5,000 and 2,500, respectively, shares of Common Stock on April 20, 1998, based on fiscal 1998 performance. The shares vested in full on April 20, 2000. At March 30, 2002 the aggregate holdings and value of restricted stock were as follows; Mr. DeCaro- 15,000 shares valued at $5,850, Mr. Peten- 7,500 shares valued at $2,925.

(3)  Represents matching contributions under XeTel's 401(k) Profit Sharing Plan.

(4)  Mr. Phillips resigned from his position with XeTel in April 2002.


OPTION GRANTS IN LAST FISCAL YEAR

          The following table contains information concerning the grant of stock options under XeTel's 1997 Stock Incentive Plan to the Named Executive Officers during the 2002 fiscal year:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants                                             Potential
                           -------------------------                                     Realizable Value at
                                          % of Total                                    Assumed Annual Rates
                            Number of       Options                                        of Stock Price
                           Securities     Granted to                                      Appreciation for
                           Underlying    Employees in                                    Option Term ($)(5)
                             Options      Fiscal Year     Exercise Price   Expiration   --------------------
           Name            Granted (1)        (2)          ($/Share)(3)      Date(4)       5%          10%
 -----------------------   -----------   ------------     --------------   ----------   -------      -------
 Angelo A. DeCaro, Jr.       50,000          8.54              0.59         11/26/08     12,009       27,987

 William A. Peten            25,000          4.27              0.59         11/26/08      6,005       13,994

 Richard C. Phillips         20,000          3.42              0.59         11/26/08      4,804       11,195

 Daniel J. Williams          20,000          3.42              0.59         11/26/08      4,804       11,195

 Julian C. Hart              25,000          4.27              0.59         11/26/08      6,005       13,994

(1) Options were granted on November 26, 2001 under the stock incentive plan. Each option will become exercisable as to twenty-five percent (25%) of the shares upon the optionee's completion of one (1) year of service measured from the grant date and with respect to the balance of the shares in a series of equal annual installments over three (3) years of service thereafter. The option will become immediately exercisable upon an acquisition of XeTel by merger or asset sale, unless the option is assumed by the acquiring entity. Any assumed options will become immediately exercisable following an optionee's involuntary termination of service, other than for cause, if such involuntary termination occurs within 18 months, following the acquisition of XeTel by merger or asset sale or a change in control of XeTel.

(2) XeTel granted options to purchase an aggregate of 585,500 shares of XeTel common stock to employees during fiscal 2002, including options granted to Named Executive Officers.

(3) The exercise price may be paid in cash or through a cashless exercise procedure involving a same-day sale of the purchased shares. The compensation committee of our board of directors may also assist an optionee in the exercise of an option by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The compensation committee has the discretionary authority to reprice outstanding options under the stock option plan through the cancellation of those options and the grant of replacement options with an exercise price based on the lower fair market value of the option shares on the regrant date.

(4) Each option has maximum term of seven years, subject to earlier termination in the event of the optionee's cessation of service with XeTel.

(5) Potential realizable value is based on assumption that the market price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the seven year option term. There can be no assurance that the actual stock price appreciation over the seven year option term will be at the assumed five percent and ten percent levels or at any other defined level.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning option exercises and option holdings for the fiscal year ended March 30, 2002 for each of the Named Executive Officers:

                                            Value Realized          Number of Securities
                                  Shares    (Market Price         Underlying Unexercised         Value of Unexercised
                                 Acquired    at Exercise                Options at              In-The-Money Options at
                                    On         Date less            Fiscal Year-End (#)          Fiscal Year-End ($)(1)
                                 Exercise   Exercise Price)   -----------------------------  -----------------------------
          Name                      (#)           ($)          Exercisable    Unexercisable   Exercisable    Unexercisable
------------------------------   --------   ---------------   ------------   --------------  ------------   --------------
 Angelo A. DeCaro, Jr.........         --                --        178,750       71,250                --               --
 William A. Peten.............         --                --         48,750       78,250                --               --
 Richard C. Phillips                   --                --         45,000       12,500                --               --
 Daniel J. Williams                    --                --         46,250       58,750                --               --
 Julian C. Hart...............         --                --         47,000       40,000                --               --

(1) Based on the fair value of XeTel's common stock as of March 29, 2002 of $0.39 per share, less the exercise price for such shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee of the board of directors is currently comprised of two non-employee directors. The current members of the Compensation Committee are Messrs. Densmore and Kulicke. On May 25, 2002 and August 8, 2001, Mr. Ronald Guire and Mr. Alan Schuele resigned from the Board of Directors and its related committees, respectively. Neither of these individuals was an officer or employee of XeTel at anytime during Fiscal 2002. Mr. Guire is a former officer of XeTel. He served as secretary from 1991 to 1996.

No current executive officer of XeTel has ever served as a member of the board of directors or compensation committee of any other entity that was or has had one or more executive officers serving as a member of XeTel's board of directors or compensation committee.

                        REPORT OF COMPENSATION COMMITTEE

GENERAL

The compensation committee of the board of directors is currently comprised of two non-employee directors. The current members of the compensation committee are Messrs. Densmore and Kulicke. On May 25, 2002 and August 8, 2001, Mr. Ronald Guire and Mr. Alan Schuele resigned from the board of directors, respectively. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the board of directors or compensation committee. The compensation committee is responsible for recommending to the board of directors the compensation programs and levels of pay for executive officers, administers the 1997 Stock Incentive Plan, including the awarding of grants thereunder. The compensation committee also advises management on pay programs and levels for non-executive employees of XeTel.

COMPENSATION PHILOSOPHY AND OBJECTIVES

Through the compensation committee, XeTel has developed and implemented compensation policies, plans and programs which seek to tie executive compensation to the attainment of company-wide, business unit and individual performance objectives, while providing compensation sufficient to attract, motivate and retain talented executives who will contribute to our long-term success. In furtherance of these goals, annual base salaries are generally set at levels that take into account both competitive and performance factors. Annual incentive compensation is variable and is closely tied to corporate performance to encourage profitability, growth and the enhancement of stockholder value. During fiscal 2002, compensation for our executive officers consisted of base salary, annual cash incentive opportunities, equity incentives, participation as eligible employees (with all other eligible employees of XeTel) in our 401(k) Savings Plan, an auto allowance for certain executive officers and certain benefits available generally to employees of XeTel.

BASE SALARY

The compensation committee fixes the base salary of the President and Chief Executive Officer and reviews and approves base salaries for each of our other executive officers annually in connection with annual performance reviews. In adjusting these base salaries, the compensation committee examines both qualitative and quantitative factors relating to corporate and individual performance. In many instances, the qualitative factors necessarily involve a subjective assessment by the compensation committee. The compensation committee considers a mix of factors and evaluates individual performance against that mix both in absolute terms, in relation to the executive's peers within XeTel and competitive salary survey information.

To assist in recruiting highly qualified management, the compensation committee generally targets base salaries paid to executive officers at competitive levels, depending on individual qualifications and experience.

During fiscal 2002, the compensation committee decreased the salary of the President and Chief Executive Officer, resulting in an adjusted salary comparable to mid-range salaries paid to chief executive officers of comparable-sized high technology companies.

ANNUAL INCENTIVE OPPORTUNITIES

XeTel maintains annual cash incentive bonus programs to reward executive officers and other key employees for attaining defined performance goals. For most executive officers and other key employees, bonuses are based primarily on company-wide performance targets. For senior management personnel, while company-wide performance is a factor, significant weight is also given to individual performance and the performance of particular operation groups within XeTel. XeTel maintains an annual incentive award program designed to reward management and other key employees for company-wide, business unit and individual performance. Under the incentive programs, executive officers (including the Chief Executive Officer) receive a percentage of their base salary based upon the achievement of targeted levels of performance. These levels of performance include but are not limited to, our level of net sales and earnings and other criteria related to asset management, productivity, quality and throughput to the extent that achievement of such goals are affected by the individual's performance. For the Chief Executive Officer, the target percentage for fiscal 2002 was 50% of base salary, and the target percentage for the other executive officers ranged from 20% to 40%. Target awards are subject to a multiplier, calculated on the basis of actual results against each of the performance criteria in the cases of the Chief Executive Officer and other officers. No variable compensation was given to the executive team in the first half of fiscal 2002. In the second half, the variable compensation program was suspended due to the nature of the economy and the current financial condition of XeTel. Small one-time awards were approved by the compensation committee for debt reduction and other cash management activities. These awards were accrued as an expense in fiscal 2002 but not paid to these executives as of the filing of this document.

EQUITY INCENTIVES

XeTel has utilized the stock incentive plan to further align the interests of stockholders and management by creating incentives related to the possession by management of substantial economic interest in the long-term appreciation of the Company's stock. Generally, options under the Plan are granted with exercise prices set at the fair market value of the underlying stock on the date of grant, have a term of seven years, and are subject to vesting over four years. In determining the size of a stock issuance award or an option to be granted to an executive officer, the Compensation Committee takes into account the officer's position and level of responsibility within the Company, the officer's existing stock and unvested option holdings, the potential reward to the officer if the stock price appreciates in the public market and the competitiveness of the officer's overall compensation arrangements, including stock options and stock issuance awards, although outstanding performance by an individual may also be taken into consideration. Option grants may also be made to new executives upon commencement of employment and, on occasion, to executives in connection with a significant change in job responsibility.

In fiscal year 2002, the compensation committee granted stock options to executive officers. After considering the criteria discussed above, the compensation committee granted to Mr. DeCaro options to purchase up to 50,000 shares of common stock. In addition to amounts granted associated with new executives joining XeTel, the compensation committee also granted options to other executive officers to acquire shares from 20,000 to 25,000 shares per individual executive. In general, in determining the size of all such grants, the compensation committee focused in particular on its conclusion, based on experience and informal information subjectively evaluated, that the stock and option holdings of our executive officers were below the levels needed to provide appropriate equity incentives.

CHIEF EXECUTIVE OFFICER COMPENSATION

The compensation committee uses the same factors in determining the compensation of the Chief Executive Officer as it does for the other executives of XeTel. Following an analysis of marketplace data and a subjective assessment of the Chief Executive Officer's performance, the compensation committee approved a decrease in the annual base salary of the Chief Executive Officer from $245,000 to $215,000 in fiscal 2002. As in the case of the other participants in the annual bonus program, the Chief Executive Officer received cash incentive payments in Fiscal 2002, which amounted to approximately $5,513 based on achieving certain revenue and earnings per share targets for the second half of fiscal 2001.

COMPLIANCE WITH INTERNAL REVENUE CODE 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that such compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to the compensation which is not considered to be performance-based. Non-performance based compensation paid to our executive officers for fiscal 2002 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid to our executive officers for fiscal year 2003 will exceed that limit. Currently, compensation deemed paid in connection with the exercise of option grants made under our 1997 Stock Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will not qualify as performance-based compensation. Because it is unlikely that the compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the compensation committee has decided at this time not to take any action to limit or restructure the elements of cash or non-cash compensation payable to our executive officers. The compensation committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1 million level.


                                                                    SAM DENSMORE
                                                                C. SCOTT KULICKE


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

XeTel has not entered into any employment agreements with members of its senior management. However, XeTel has entered into change-in-control agreements with Messrs. DeCaro and Peten, which provide if the officer is terminated (i) by XeTel other than for cause, or by reason of the officer's death or permanent disability or (ii) by the officer following a change in certain conditions of employment, within eighteen months after a "change in control" of XeTel (as those terms are defined in the Change-In-Control Agreements), XeTel will pay to the officer an amount equal to two times the annual rate of the officer's base salary in effect of the time of termination plus two times the bonus paid as defined in the annual executive variable pay plan for services rendered in the four fiscal quarters immediately preceding the termination. Additionally, each unvested stock option will automatically accelerate and XeTel's repurchase right with respect to restricted stock issuance's will immediately terminate. The Change-in-Control Agreements also provide XeTel will make available certain insurance benefits at the officer's expense for the eighteen-month period following the officer's termination.

BOARD COMPENSATION

Directors who are full-time salaried employees of XeTel are not compensated for their service on the board of directors or on any board committee. Directors who are not employees of XeTel receive a quarterly retainer of $3,000 for their services and a fee of $1,000 for each Board meeting attended and $500 for each committee meeting attended, plus travel and lodging expenses as are appropriate. The Chairman of the Board receives an additional $2,000 quarterly retainer. Under the Automatic Option Grant Program of the stock incentive plan, each individual who is first elected or appointed as a non-employee director is granted a non-statutory option to purchase up to 15,000 shares of common stock. In addition, on the date of each annual stockholders meeting each individual who is to continue to serve as a non-employee director after the meeting shall be granted a non-statutory option to purchase up to an additional 5,000 shares of common stock, the exercise price per share being equal to the fair market value per share on the option grant date, provided each individual has served as a non-employee director for at least six months. Due to the financial condition of XeTel, the board of directors temporarily suspended the quarterly and meeting fees paid by XeTel to each director beginning in the second quarter of fiscal 2002.

STOCK PERFORMANCE GRAPH

The graph below depicts the Company's stock price as an index assuming $100 invested on March 27, 1997, along with the composite prices of companies listed in the NASDAQ Stock Composite Index, the NASDAQ Electronic Component Index and a Peer Group (defined below). The Peer Group consists of the following publicly held, mid-tier electronic manufacturing services companies whose business, taken as a whole, resembles the Company's activities: EFTC Corporation, IEC Electronics Corporation, SigmaTron International, Inc. and Sparton Corp. The Peer Group index was derived using the average of the individual company stock prices for each period. The comparisons in the graph are required by regulations of the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of the Common Stock.

          COMPARISON OF CUMULATIVE TOTAL RETURN SINCE MARCH 27, 1997** Among XeTel Corporation, the NASDAQ Stock Composite Index-US, the NASDAQ Electronics Component Index and XeTel's Peer Group

                                    [CHART]

                                          3/27/97    3/27/98    3/26/99    3/31/00    3/30/01    3/29/02
                                          -------    -------    -------    -------    -------    -------
XeTel Corporation                           100         75         48         63         70          8

NASDAQ Electronics Component Index          100        111        163        488        171         179

NASDAQ Stock Composite Index - US           100        153        218        420        173         171

Peer Group                                  100        122         55         45         39         46

**$100 invested on March 27, 1997 in stock or index, including reinvestment of dividends.

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by the Company under those statutes, the preceding Report of the Compensation Committee and the Company's Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any future filings made by the Company under those statutes.

Item 12 of the Original Form 10-K is amended in its entirety to read as follows:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 15, 2002, by: (i) each person or group who is known by XeTel to be the beneficial owner of more than 5% of the common stock, (ii) each director of XeTel and each Named Executive Officer who beneficially held shares of our common stock as of such date, and (iii) all current executive officers and directors of XeTel as a group. Except as otherwise noted, each person's address is c/o XeTel Corporation, 2105 Gracy Farms Lane, Austin, Texas 78758, and each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by his or her spouse under applicable community property laws.



                              Name and address of                 Shares Beneficially Owned
                                Beneficial Owner                  Number           Percent
                                ----------------                ----------        ---------
                  Rohm U.S.A., Inc.
                    149 Kifer Court
                    Sunnyvale, CA 94086-5120.................    2,343,408          23.3
                  Dimensional Fund Advisors, Inc.
                    1299 Ocean Ave., 11th Floor
                    Santa Monica, CA 90401-1006                    554,000           5.5
                  Julian C. Hart(1) (3) ......................     288,403           2.9
                  Angelo A. DeCaro, Jr.(2) (3) (4)............     250,852           2.5
                  William A. Peten(3) (5).....................     139,779           1.4
                  Daniel J. Williams(3) (6)...................      62,500            *
                  Sam L. Densmore(4)(7).......................      30,000            *
                  C. Scott Kulicke(4)(8)......................      30,000            *
                  All current executive officers and
                    Directors as a group(9)...................     789,034           7.8

                  *Represents less than one percent of the outstanding shares of Common Stock plus all options currently exercisable or exercisable within 60 days after July 15, 2002.

(1) Includes 54,500 shares that may be acquired pursuant to options currently exercisable or exercisable within 60 days after July 15, 2002.

(2) Includes 178,750 shares that may be acquired pursuant to options currently exercisable or exercisable within 60 days after July 15, 2002, which may be subject to certain repurchase rights in accordance with the Automatic Option Grant Program.

(3)  Named Executive Officer of XeTel.

(4)  Director of XeTel.

(5) Includes 89,500 shares that may be acquired pursuant to options currently exercisable or exercisable within 60 days after July 15, 2002.

(6) Includes 60,000 shares that may be acquired pursuant to options currently exercisable or exercisable within 60 days after July 15, 2002.

(7) Includes 30,000 shares that may be acquired pursuant to options currently exercisable or exercisable within 60 days after July 15, 2002, which may be subject to certain repurchase rights in accordance with the Automatic Option Grant Program.

(8) Includes 20,000 shares that may be acquired pursuant to options currently exercisable or exercisable within 60 days after July 15, 2002, which may be subject to certain repurchase rights in accordance with the Automatic Option Grant Program.

(9) Includes 420,250 shares that may be acquired pursuant to options currently exercisable or exercisable within 60 days after July 15, 2002.

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


               Name                                    Title                                       Date
/s/ Angelo A. DeCaro, Jr.
-----------------------------
Angelo A. DeCaro, Jr.               President and Chief Executive Officer and                 July 28, 2002
                                    Director (principal executive, accounting
                                    and financial officer)

/s/ Sam L. Densmore
-----------------------------
Sam L. Densmore                     Director                                                  July 28, 2002

/s/ C. Scott Kulicke
-----------------------------
C. Scott Kulicke                    Director                                                  July 28, 2002