Form 10-Q
period 2002-06-29
XETEL CORP
filed 2002-08-16
CIK 1003932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

As of the close of business on August 7, 2002, 10,153,570 shares of the registrant's common stock, par value $.0001 per share, were outstanding.

                                XETEL CORPORATION
                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of June 29, 2002 and March 30, 2002                                              3

         Statements of Operations for the three months ended
             June 29, 2002 and June 30, 2001                                                                4

         Statements of Cash Flows for the three months ended
             June 29, 2002 and June 30, 2001                                                                5

         Notes to Financial Statements                                                                      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             10

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                         15


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                                                  16

SIGNATURES                                                                                                 16

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                XETEL CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             June 29,        March 30,
                                                                              2002             2002
                                                                          -------------    -------------
ASSETS                                                                     (unaudited)

Current assets:
     Cash and cash equivalents                                            $         363    $       1,064
     Trade accounts receivable, net                                              15,160           11,835
     Inventories, net                                                            13,778           19,337
     Federal income tax receivable                                                1,633            1,633
     Prepaid expenses and other                                                     574              949
                                                                          -------------    -------------
         Total current assets                                                    31,508           34,818

Property and equipment, net                                                       6,225            6,775
                                                                          -------------    -------------
         TOTAL ASSETS                                                     $      37,733    $      41,593
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                               $      21,905    $      22,074
     Notes payable and other debt                                                 7,609            5,607
     Accrued expenses and other liabilities                                       4,757            6,200
                                                                          -------------    -------------
         Total current liabilities                                               34,271           33,881

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 4,000,000 shares authorized,
        none issued and outstanding                                                  --               --
     Common stock, $0.0001 par value, 25,000,000 shares authorized,
        10,159,566 and 10,073,945 shares issued and 10,153,570 and
        10,067,949 shares outstanding, respectively                                   1                1
     Additional paid in capital                                                  23,310           23,203
     Accumulated deficit                                                        (19,849)         (15,492)
                                                                          -------------    -------------
         Total stockholders' equity                                               3,462            7,712
                                                                          -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      37,733    $      41,593
                                                                          =============    =============



   The accompanying notes are an integral part of these financial statements.
                                                                               3

                                XETEL CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                ------------------------------
                                                   June 29,         June 30,
                                                    2002              2001
                                                -------------    -------------
Net sales                                       $      19,841    $      39,400
Cost of sales                                          21,385           36,379
                                                -------------    -------------
     GROSS PROFIT (LOSS)                               (1,544)           3,021

Selling, general and administrative
   expenses                                             2,404            2,377
                                                -------------    -------------
     INCOME (LOSS) FROM OPERATIONS                     (3,948)             644
Other expense, net                                       (409)            (507)
                                                -------------    -------------
                                                       (4,357)             137

    INCOME (LOSS) BEFORE INCOME TAXES

Provision (benefit) for income taxes                       --               56
                                                -------------    -------------
     NET INCOME (LOSS)                          $      (4,357)   $          81
                                                =============    =============

     Basic earnings (loss) per share            $       (0.43)   $        0.01
                                                =============    =============

     Basic weighted average shares
       outstanding                                     10,130            9,965
                                                =============    =============

     Diluted earnings (loss) per share          $       (0.43)   $        0.01
                                                =============    =============

     Diluted weighted average
          shares outstanding                           10,130           10,174
                                                =============    =============


   The accompanying notes are an integral part of these financial statements.

                                XETEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                              ------------------------------
                                                                                June 29,          June 30,
                                                                                  2002              2001
                                                                              -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                          $      (4,357)   $          81
   Adjustments to reconcile net income
       to net cash (used in) provided
     by operating activities:
        Non-cash interest expense                                                        63               --
        Depreciation and amortization                                                   550              514
        Loss on disposal of equipment                                                    --               26
   Changes in assets and liabilities:
        Trade accounts receivable                                                    (3,325)           8,505
        Inventories                                                                   5,559            5,558
        Prepaid expenses and other                                                      375               52
        Trade accounts payable                                                         (169)          (4,511)
        Accrued expenses and other liabilities                                       (1,443)          (1,513)
                                                                              -------------    -------------
CASH PROVIDED BY (USED IN)                                                           (2,747)           8,712
     OPERATING ACTIVITIES Cash flows from investing activities:
       Purchases of property and equipment                                               --           (1,066)
       Proceeds from sale of equipment                                                   --               36
                                                                              -------------    -------------
CASH USED IN INVESTING ACTIVITIES                                                        --           (1,030)
Cash flows from financing activities:
      Net borrowings (repayments) under debt
             agreements                                                               3,508           (8,804)
      Repayment of trade notes                                                       (1,469)              --
      Repayment of capital leases                                                       (37)              --
      Proceeds from stock options exercised                                              --               33
      Proceeds from stock issued under
              employee stock purchase plan                                               44               88
                                                                              -------------    -------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       2,046           (8,683)
Decrease in cash and cash equivalents                                                  (701)          (1,001)
Cash and cash equivalents, beginning of period                                        1,064            1,744
                                                                              -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $         363    $         743
                                                                              =============    =============



    The accompanying notes are an integral part of these financial statements

                                XETEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. THE COMPANY AND DESCRIPTION OF BUSINESS ACTIVITIES

     XeTel Corporation (the "Company") provides comprehensive and customized electronics manufacturing solutions to original equipment manufacturers primarily in the defense, networking, telecommunications and computer industries in the United States of America. The Company incorporates advanced prototype services and complex electronics manufacturing assembly capabilities together with materials and supply base management, advanced testing, systems integration services and order fulfillment, to provide manufacturing solutions for its customers.

NOTE 2. GOING CONCERN UNCERTAINTIES

     Due to a significant reduction in customer demand for its services, the Company suffered substantial operating losses and a significant reduction in its liquidity during fiscal 2002 and the quarter ended June 29, 2002. While the Company continues to reduce its costs, operating losses are likely to continue and may increase due to a significant decline in production volume subsequent to June 29, 2002.

     The Company is making payments to creditors as cash flow allows; however, as discussed in Note 8, several lawsuits have been filed against the Company related to non-payment of amounts due to creditors. In addition, as discussed in
Note 8, the Company is in default of its real property and equipment lease agreements. Due to these defaults, the lessors have the right to take possession of the equipment and premises leased under such agreements. The Company's manufacturing facilities, corporate offices and most of its production equipment are leased.

     As discussed in Note 7, the Company's $4.0 million credit facility expires on August 22, 2002. There is no assurance that the Company will be able to obtain a new source of financing prior to August 22, 2002, or extend the maturity of the credit facility beyond August 22, 2002.

     In recognition of the Company's potential inability to meet its future liquidity requirements, it has retained an investment banking firm to help the Company review its strategic alternatives, including the sale or merger of the Company, in whole or in part. If its efforts are not successful, the Company will likely seek protection from its creditors under the U.S. bankruptcy code. However, the Company may also be required to seek protection under the U.S. bankruptcy code as a condition of the sale of XeTel.

     The Company's ability to continue as a going concern, of which there is substantial doubt, depends upon the sale of the Company, in whole or in part, or the ability of the Company to obtain new sources of financing to pay its obligations as they become due. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that would likely result if the Company discontinued operations.

NOTE 3. BASIS OF PRESENTATION

     These interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 30, 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion
30. This Statement amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of this Statement are effective May 15, 2002. SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to on the date of an entity's commitment to an exit plan, which was the practice employed under EITF Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 5. TRADE ACCOUNTS RECEIVABLE, NET

     Trade accounts receivable, net consist of the following (in thousands):

                                                            JUNE 29,          MARCH 30,
                                                              2002              2002
                                                          -------------    -------------
                                                           (UNAUDITED)
    Accounts receivable ...............................          16,270           13,188
    Less: allowance for doubtful accounts .............          (1,110)          (1,353)
                                                          -------------    -------------
                                                          $      15,160    $      11,835
                                                          =============    =============


NOTE 6. INVENTORIES, NET

     Inventories, net consist of the following (in thousands):

                                                             JUNE 29,        MARCH 30,
                                                              2002             2002
                                                          -------------    -------------
                                                           (UNAUDITED)
    Raw materials .....................................   $      17,307    $      21,515
    Work in progress ..................................           1,710            3,088
    Finished goods ....................................           1,648            1,832
    Less: allowance for obsolete inventory ............          (6,887)          (7,098)
                                                          -------------    -------------
                                                          $      13,778    $      19,337
                                                          =============    =============

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

     In July 2001, the Company issued approximately $1.7 million of trade drafts to a financial company. The proceeds from this transaction were used to pay a product supplier. The Company was unable to pay these trade drafts when due; therefore, the Company entered into several amendments to extend the maturity of the trade drafts in exchange for the repayment of $0.7 million of the trade drafts, the payment of certain fees and granting the financial company a security interest in certain of the Company's fixed assets and the income tax receivable. The outstanding balance of $1.0 million was paid subsequent to June 29, 2002 with the receipt of the income tax refund of approximately $1.6 million.

     The Company's total capital lease obligations of $0.8 million as of June 29, 2002. The Company has violated certain financial covenants, and is delinquent in payments due, under both the capital and operating lease agreements for equipment. Based on the events of default, the lessor has the contractual right to enter take possession of the leased equipment, which could significantly impact the Company's results of operations. Accordingly, the full amount of the capital lease obligation has been classified as current.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     In April 2002, the Company entered into a short-term credit facility with a financial institution. The credit facility had a borrowing limit of $5.0 million. Borrowings under the agreement were collateralized by certain of the Company's assets. However, during May 2002, the Company defaulted under the agreement. On May 29, 2002, the Company entered into a forbearance agreement, which modified, among other terms, the borrowing base calculation, reduced the borrowing limit to $4.3 million and established the maturity of the agreement as July 22, 2002. In July 2002, the Company amended the agreement which reduced the borrowing limit to $4.0 million and extended the maturity date to August 22, 2002.

     In connection with the short-term credit facility, the Company issued a warrant to purchase 141,304 shares of common stock at an exercise price of $0.46 per share. The warrants expire in April 2007 and were valued at $63,000 using the Black-Scholes valuation model with the following assumptions: volatility of 137%, a risk-free rate of 4.7%, an expected life of five years and a dividend rate of zero. These warrants were recorded as a discount to debt and were fully amortized to interest expense during the quarter ended June 29, 2002.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     Due to its financial condition, the Company has violated certain financial covenants, and is delinquent in payments due, under lease agreements for equipment used primarily in the production of finished goods. Based on the events of default, the lessor has the contractual right to take possession of the leased equipment, which could significantly impact the Company's results of operations. Further, the Company has received a lawsuit related to one equipment lease which has a quarterly payment of approximately $12,000; the lawsuit asserts a claim of $126,000.

     In July and August, the Company owed two real property lessors a total of $197,000 per month under the real property lease agreements. The Company made payments totaling $128,000 ineach of those two months. The Company has received letters from the lessors which notified the Company of its default under the lease agreements. There can be no assurance that any or all of the lessors will not elect to pursue their rights and remedies under the real property lease agreements in the future.

     The Company also has approximately seventeen lawsuits pending with claims totaling approximately $650,000 which are related to non-payment of amounts due to creditors.

     During November 2001, a patent infringement lawsuit was filed by the Lemelson Foundation against the Company and alleges violations of patents used in the manufacturing of integrated circuits. The Company is currently investigating the claims filed against it. No estimate of potential loss, if any, is currently possible and, accordingly, no accrual associated with the litigation has been recognized in the results of operations for fiscal 2002 or 2003.

NOTE 9. INCOME TAXES

     Due to the uncertainty of generating future taxable income to utilize deferred tax assets associated with the Company's loss from operations during the quarter ended June 29, 2002, the Company established a valuation allowance equal to such future tax benefits.

                                XETEL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 10. EARNINGS PER COMMON SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share (unaudited):

                                                               THREE MONTHS
                                                                  ENDED
                                                     --------------------------------
                                                        JUNE 29,         JUNE 30,
                                                         2002              2001
                                                     --------------    --------------
    Basic earnings per share:
      Weighted average shares outstanding                    10,130             9,965
                                                     ==============    ==============
      Net income (loss) ..........................   $       (4,357)   $           81
                                                     ==============    ==============
      Basic earnings (loss) per share ............   $        (0.43)   $         0.01
                                                     ==============    ==============

    Diluted earnings per share:
      Weighted average shares outstanding                    10,130             9,965
    Common stock equivalents:
      Stock options ..............................               --               209
                                                     --------------    --------------
                                                             10,130            10,174
                                                     ==============    ==============
      Net income (loss) ..........................   $       (4,357)   $           81
                                                     ==============    ==============
      Diluted earnings (loss) per share ..........   $        (0.43)   $         0.01
                                                     ==============    ==============


     Options to purchase 1,694,915 and 1,148,365 shares of common stock at June 29, 2002 and June 30, 2001, respectively, but were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.

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

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended June 29, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.

OVERVIEW

     XeTel Corporation was founded in 1984 and, since our inception, we have manufactured surface mount assemblies and performed other manufacturing services for original equipment manufacturers, or OEMs, in the electronics industry. The development and growth of our business have generally followed the trend by OEMs in the electronics industry to outsource all or a portion of their manufacturing requirements. In view of this trend, we have developed a range of electronics manufacturing services including product development support and advanced prototyping, materials procurement and supply base management, complex surface mount assembly, total system assembly and integration, manufacturing in various production volumes, advanced test engineering and testing, and after-market support. We have sought to forge long-term relationships with our customers to serve as a single-source provider of comprehensive electronics manufacturing services.

     We received notification dated February 14, 2002, from the Nasdaq National Market that our common stock would be delisted if we did not meet specific listing requirements. On August 14, 2002, we notified The Nasdaq Stock Market that we were withdrawing our application to transfer the listing of our common stock from The Nasdaq National Market to The Nasdaq Small Cap Market. As of August 15, 2002, we have not received any communication from The Nasdaq Stock Market that it is delisting our common stock; however, we expect that our common stock will be delisted from The Nasdaq National Market. We intend to take all necessary steps to maintain a public market for our common stock either through the over-the-counter bulletin board or pink sheets.

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

     Due to a significant reduction in customer demand for our services, we have experienced decreases in our net sales and have generated operating losses in recent quarters. The downturn in our business was fueled in large part by the cancellation of orders by current customers and the reduction of demand with networking and telecommunications OEMs. Due to our financial condition, described in "Liquidity and Capital Resources," we have retained an investment banking firm to help us review our strategic alternatives, including the sale or merger of XeTel, in whole or in part. If our efforts are not successful, we will likely seek protection from our creditors under the U.S. bankruptcy code. However, we may also be required to seek protection under the U.S. bankruptcy code as a condition to a sale of XeTel.

     In the quarter ended June 29, 2002, we derived approximately 27% of our net sales from telecommunications OEMs, 20% of our net sales from defense OEMs, 33% of our net sales from computer OEMs and 20% of our net sales from OEMs in other industry sectors. The percentage of net sales derived from our largest customer was 24% and 25% of net sales, respectively, in the first quarter of fiscal 2003 and the fourth quarter of fiscal 2002.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, historical statements of operations data for the three month period ended June 29, 2002 and June 30, 2001.

                                                                  THREE MONTHS
                                                                      ENDED
                                                          -------------------------------
                                                            JUNE 29,            JUNE 30,
                                                              2002                2001
                                                          -------------     -------------
Net sales .............................................           100.0%            100.0%
Cost of sales .........................................           107.8              92.3
                                                          -------------     -------------
Gross profit (loss) ...................................            (7.8)              7.7
Selling, general and administrative expenses ..........            12.1               6.1
                                                          -------------     -------------
Income (loss) from operations .........................           (19.9)              1.6
Other expense, net ....................................            (2.1)             (1.3)
                                                          -------------     -------------
Income (loss) before income taxes .....................           (22.0)              0.3
Provision for income taxes ............................             0.0               0.1
                                                          -------------     -------------
Net income (loss) .....................................           (22.0)%             0.2%
                                                          =============     =============

NET SALES

     Net sales for the quarter ended June 29, 2002 were $19.8 million, reflecting a decrease of 49.6% from our net sales in the comparable quarter period of fiscal 2002 of $39.4 million. Sales to our three largest customers during the quarter ended June 29, 2002 represented 24%, 19% and 17% of total net sales, with no other customer accounting for more than 5% of net sales during the recent quarter. Sales to our three largest customers during the quarter ended June 30, 2001 represented 33%, 12% and 7% of total net sales, with no other customer accounting for more than 5% of net sales during the quarter.

     The lower sales levels for the three month period ended June 29, 2002, as compared to the first quarter of fiscal 2002, reflected reduced customer demand in our primary telecommunications and networking markets.

COST OF SALES AND GROSS PROFIT

     Cost of sales consists of material costs, direct labor, direct material and manufacturing overhead (which includes manufacturing and process engineering expenses). Gross profit is affected by, among other factors, the level of sales, mix of services, component costs and the level of capacity utilization at our facilities.

     Gross profit (loss) for the quarter ended June 29, 2002 was $(1.5) million versus $3.0 million for the quarter ended June 30, 2001. Our gross margin percentage, which represents our gross profit (loss) as a percentage of net sales, decreased to (7.8)% in the first quarter of fiscal 2003, versus 7.7% in the first quarter of fiscal 2002.

     The decrease in gross margin percentage in the first quarter of fiscal 2003 from the comparable period in the prior year was due primarily to lower sales volume resulting from decreased demand for our services and increased fixed facility, equipment and capacity costs that were added during the last fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related expenses, marketing and promotional expenses, outside services, travel and entertainment, provision for bad debts and sales commissions paid to direct sales personnel and independent sales representative organizations.

     SG&A expenses were $2.4 million, or 12.1% of net sales, in the quarter ended June 29, 2002 versus $2.4 million, or 6.1% of net sales, in the first quarter of fiscal 2002. The slight increase in SG&A expense was attributable to an increase in bad debt expense of $0.5 million, partially offset by a reduction in our work force and other cost reduction measures that we implemented in view of the continuing decrease in demand for our manufactured services.

OTHER EXPENSE, NET

     Other expense, net for the quarter ended June 29, 2002, decreased to $0.4 million compared to $0.5 million for the quarter ended June 30, 2001. The decline in the first quarter of fiscal 2003 was due to decreased interest expense incurred on lower average daily borrowings in the recent quarter.

INCOME TAXES

     Due to the uncertainty of generating future taxable income to utilize deferred tax assets associated with our loss from operations during the quarter ended June 29, 2002, we established a valuation allowance equal to such future tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

     Due to a significant reduction in customer demand for our services, we suffered substantial operating losses and a significant reduction in our liquidity during fiscal 2002 and the quarter ended June 29, 2002. While we continue to reduce our costs, operating losses are likely to continue and may increase due to a significant decline in production volume subsequent to June 29, 2002.

     We are making payments to creditors as cash flow allows; however, several lawsuits have been filed against us related to non-payment of amounts due to creditors. In addition, we are in default of our real property and equipment lease agreements. Due to these defaults, the lessors have the right to take possession of the equipment and premises leased under such agreements. Our manufacturing facilities, corporate offices and most of our production equipment are leased (See Note 8 of "Notes to the Financial Statements").

     Our $4.0 million credit facility expires on August 22, 2002. There is no assurance that we be able to obtain a new source of financing prior to August 22, 2002, or extend the maturity of the credit facility beyond August 22, 2002.

     Due to our financial condition, we have retained an investment banking firm to help us review our strategic alternatives, including the sale or merger of XeTel, in whole or in part. If our efforts are not successful, we will likely seek protection from our creditors under the U.S. bankruptcy code. However, we may also be required to seek protection under the U.S. bankruptcy code as a condition of sale of XeTel.

     Our ability to continue as a going concern, of which there is substantial doubt, depends upon the sale of XeTel, in whole or in part, or our ability to obtain new sources of financing to pay our obligations as they become due. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that would likely result if we discontinued operations.

     Our working capital was $(2.8) million at June 29, 2002, compared to $0.9 million at March 30, 2002, and included cash and cash equivalents of $0.4 million. Net cash used by operating activities was $2.7 million for the three months ended June 29, 2002. Cash flows used in operating activities during the three months ended June 29, 2002 primarily resulted from the net operating loss and an increase in accounts receivable and were partially offset by reduction in inventories. Accounts receivable have increased by approximately $3.3 million since March 30, 2002 due to an increase in revenue in the first quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. The number of days sales outstanding decreased from 88 days at March 30, 2002 to 61 days at June 29, 2002 (using the count-back method).

     We did not have any capital expenditures during the quarter ended June 29, 2002. Management anticipates that capital expenditures in fiscal 2003 will decrease from the level of capital expenditures made in fiscal 2002.

     In July 2001, we issued approximately $1.7 million of trade drafts to a financial company. The outstanding balance of $1.0 million was paid subsequent to June 29, 2002 with the receipt of a federal income tax refund of approximately $1.6 million.

     During November 2001, a patent infringement lawsuit was filed by the Lemelson Foundation against us that alleges violations of patents used in the manufacturing of integrated circuits. We are currently investigating the claims filed against us. No estimate of potential loss, if any, is currently possible and, accordingly, no accrual associated with the litigation has been recognized in the results of operations for fiscal 2002 or 2003.

     At June 29, 2002 and March 30, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We recognize revenue and profit when the earnings process is complete, title and risk of loss is transferred and collectability of the resulting receivable is reasonably assured. We make provision for estimated sales returns and discounts based upon historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less or more favorable than those projected by management, additional inventory write-downs or recoveries may occur. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion
30. This Statement amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of this Statement are effective May 15, 2002. SFAS No. 145 did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to on the date of an entity's commitment to an exit plan, which was the practice employed under EITF Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material effect on our financial position or results of operations.

BACKLOG

     Our backlog at June 29, 2002 was approximately $24 million as compared to approximately $30 million at March 30, 2002, $29 million at December 29, 2001 and approximately $30 million at September 29, 2001. Backlog consists of purchase orders we receive and customer commitments under scheduled releases that generally provide for the delivery of our product within twelve months. Variations in the size and delivery schedules of purchase orders we receive, as well as changes in customers' delivery requirements or the rescheduling or cancellation of orders and commitments, have resulted in the past and may result in the future in substantial fluctuation in backlog from period to period. Accordingly, backlog may not be a meaningful indicator of our future net sales.

EMPLOYEES

     As of June 29, 2002, we had approximately 288 full-time employees, supplemented from time to time by part-time employees. Our employees are not subject to a collective bargaining agreement and we believe our employee relations to be satisfactory.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

     Factors that could materially and adversely affect our results and the trading price of our common stock include, but are not limited to the following:
1) our current liquidity crisis, which is reflected by the inclusion of a "going concern" exception in the report from our auditors issued in conjunction with the Form 10-K filed for the fiscal year ended March 30, 2002 and included as a footnote to the financial statements accompanying this Form 10-Q; 2) significant customers canceling their orders, changing production quantities or failing to pay us for our services; 3) our potential inability to secure additional financing when needed, including upon the maturity of our existing short term credit facility on August 22, 2002; 4) increased costs associated with the numerous lawsuits currently pending against us and the risk of adverse judgments being entered against us; 5) our dependence on a limited number of suppliers and the ability to obtain sufficient components on a timely basis; 6) the loss of any of our major customers; 7) our ability to manufacture products for our customers on a cost-effective basis; 8) risk of price increases associated with shortages in the availability of electronics components; 9) working capital constraints due to customer inventory requirements or materials shortages; 10) variability in the volume and timing of our sales; 11) any future acquisitions to which we may be a party, including the risk that a potential acquiror will condition any purchase upon our filing for protection under the U.S. bankruptcy code; 12) increased competition that may result in decreased demand or reductions in prices for our services; 13) our dependence on certain key personnel; 14) our dependence on the continuing trend by original equipment manufacturers to outsource their electronics manufacturing services needs; 15) design or manufacturing defects in products we manufacture for our customers; and 16) provisions in our charter documents, stockholder rights plan and agreements with executives, as well as provisions of Delaware law, that could prevent or delay a change in control of us and may reduce the market price of our stock.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We invest our cash in money market funds or other instruments that meet high credit quality standards specified by our investment policy. We do not use financial instruments for trading or other speculative purposes. Our financing facilities are subject to market risk by way of interest rate fluctuations. The carrying amount of our long-term debt approximates fair value due to the periodic adjustments of our interest rate on the debt to current market rates.

     During the fiscal quarter ended June 29, 2002, some of our notes payable and short-term debt bore interest at variable rates, generally tied to a reference rate such as LIBOR or prime rate of interest of certain lending institutions. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our risk exposure.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.

          The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K

          The Company did not file any report on Form 8-K during the three month period ended June 29, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XETEL CORPORATION

          Date: August 16, 2002         By:  /s/ Angelo A. DeCaro, Jr.
                                        ------------------------------
                                        Angelo A. DeCaro, Jr.
                                        President, Chief Executive Officer and
                                        Director (Principal Executive, Financial
                                        and Accounting Officer)

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

10.21          -- Accounts Receivable Purchase Agreement between Registrant and
               Silicon Valley Bank (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-k for the year ended March 30,
               2002)

10.22          -- Fifth Addendum to Collateral Security Agreement between
               Registrant and Actrade (Incorporated by reference to Exhibit
               10.22 to our Annual Report on Form 10-k for the year ended March
               30, 2002)

10.23          -- Forbearance and Amendment Number One to Accounts Receivable
               Purchase Agreement between Registrant and Silicon Valley Bank
               (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-k for the year ended March 30, 2002)

10.24          -- Sixth Addendum to Collateral Security Agreement between
               Registrant and Actrade (Incorporated by reference to Exhibit
               10.24 to our Annual Report on Form 10-k for the year ended March
               30, 2002)

10.25          -- Second Forbearance and Amendment Number Two to Accounts
               Receivable Purchase Agreement between Registrant and Silicon
               Valley Bank